Form 10-K/A
period 2020-12-31
Frazier Lifesciences Acquisition Corp
filed 2021-05-24
CIK 1828326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2021, there were 7,625,297 Units, 6,675,703 Class A ordinary shares, par value $0.0001 per share, 3,450,000 Class B ordinary shares, par value $0.0001 per share, and 2,225,216 Warrants, of the registrant issued and outstanding.

-i-

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Frazier Lifesciences Acquisition Corporation., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Frazier Lifesciences Acquisition Corporation as of December 31, 2020 and for the period from October 7, 2020 (inception) to December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 11, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 5, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from October 7, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “FLAC,” “we,” “us,” “our,” or “our company” are to Frazier Lifesciences Acquisition Corporation, a Cayman Islands exempted company;

•	“Frazier” are to Frazier Healthcare Partners, an affiliate of our sponsor;

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

Capital Raised and Deal Count

IPO
Converts
Follow-ons
Private deals
$25.3
$8.6
$10.1
$3.4
$3.2
$31.0
$10.6
$11.1
$3.8
$5.5
$56.7
$15.7
$34.1
$1.6
$5.3
$33.7
$15.2
$14.0
$2.4
$2.1
$44.3
$18.7
$17.9
$3.5
$4.2
$63.1
$30.3
$22.2
$3.6
$7.0
$56.7
$26.8
$21.2
$3.0
$5.7
$106.2
$49.3
$25.5
$6.7
$14.1
2013
2014
2015
2016
2017
2018
2019
2020

Deal count	2013	2014	2015	2016	2017	2018	2019	2020
IPO	41	74	49	25	40	63	45	72
Converts	18	17	9	12	10	14	15	17
Follow-ons	78	99	143	81	143	168	153	224
Private deals	276	328	413	417	485	664	622	902
Total	**413**	**518**	**614**	**535**	**678**	**909**	**835**	**1,215**

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

In addition, target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

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

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we applied for and received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Risks Related to Our Operations

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company’s warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See Note 2—Restatement of Previously Issued Financial Statements below for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9a: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

In accordance with Nasdaq corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our founding team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. See “—Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” below.

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

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

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

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income, or otherwise subject it to adverse tax consequences, in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes, other taxes or other adverse tax consequences with respect to their ownership of us after the reincorporation.

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

On March 31, 2021, there were 2 holders of record of our units, 1 holder of record of our Class A ordinary shares, 6 holders of our Class B ordinary shares and 1 holder of record of our warrants.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Frazier Lifesciences Acquisition Corporation (the “Company”), we are restating our audited financial statements as of December 31, 2020, and for the period from October 7, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 11, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 5, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the period beginning with the period from October 7, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on December 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from October 7, 2020 (inception) through December 31, 2020, we had net income of approximately $41,000 which consisted of approximately $620,000 from changes in fair value of derivative warrant liabilities and approximately $1,000 of income from our investments held in the trust account partially offset by financing costs of approximately $ 451,000, approximately $121,000 in general and administrative expenses and approximately $7,000 of related party administrative fees, .

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from October 7, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a decrease of $619,710, resulting in an unrealized gain.

Offering Costs Associate with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offer that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering in December 2020 through the earlier of our consummation of a business combination and our liquidation, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We recognized approximately $7,000 in expenses in connection with the aforementioned arrangements with the related parties on the Statement of Operations for the period from October 7, 2020 (inception) through December 31, 2020, respectively. There was approximately $7,000 included in accrued expenses as of December 31, 2020.

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

Critical Accounting Policy

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 12,246,192 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying unaudited balance sheet.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 4,767,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted per ordinary share is the same as basic loss per ordinary share for the period presented.

Our statement of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the trust account, net of applicable income and franchise taxes, by the weighted average number of shares of Class A ordinary shares outstanding since the initial issuance. Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 4,600,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 167,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement have been measured at fair value using a Monte Carlo simulation model.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited financial statements.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 11, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Item 9B. Other Information

None.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 29, 2021, our directors and officers are as follows:

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

Nominating and Corporate Governance Committee

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
James N. Topper	Frazier Life Sciences and its affiliated funds	Investment Firm	Managing General Partner
	Frazier Management, LLC and its affiliated funds	Management Company	Managing General Partner
	Frazier Lifesciences Sponsor LLC	Investment Firm	Manager
	Allena Pharmaceuticals, Inc. (a Frazier portfolio company)	Biotechnology Company	Director
	Alcresta Therapeutics, Inc. (a Frazier portfolio company)	Biotechnology Company	Board Observer
	Alpine Immune Sciences, Inc. (a Frazier portfolio company)	Biotechnology Company	Director

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
	Amunix Pharmaceuticals, Inc. (a Frazier portfolio company)	Biotechnology Company	Director
	AnaptysBio, Inc. (a Frazier portfolio company)	Biotechnology Company	Director
	Lassen Therapeutics (a Frazier portfolio company)	Biotechnology Company	Director
	Phathom Pharmaceuticals, Inc. (a Frazier portfolio company)	Biotechnology Company	Director
	Sojournix, Inc. (a Frazier portfolio company)	Biotechnology Company	Board Observer
	Dascena, Inc. (a Frazier portfolio company)	Biotechnology and Precision Medicine Company	Board Observer
	Seraxis Holding, Inc. Sudo Biosciences, Inc.	Biotechnology Company Biotechnology Company	Director Director
David Topper	Frazier Life Sciences and its affiliated funds	Investment Firm	Senior Advisor
	Amherst Pierpont Securities LLC	Registered Broker-Dealer	Director
	CircleUp	Financial Technology Company	Senior Managing Director, Investor and Board Observer
Gordon Empey	Frazier Life Sciences and its affiliated funds	Investment Firm	Partner and General Counsel
	Frazier Management, LLC and its affiliated funds	Management Company	Partner and General Counsel
Max M. Nowicki	Frazier Life Sciences and its affiliated funds	Investment Firm	Associate
	Frazier Management, LLC and its affiliated funds	Management Company	Associate
Robert F. Baltera	Frazier Life Sciences and its affiliated funds	Investment Firm	Entrepreneur in Residence
	Cirius Therapeutics, Inc. (a Frazier portfolio company)	Biotechnology Company	President and Chief Executive Officer
	Imago BioSciences, Inc. (a Frazier portfolio company)	Biotechnology Company	Director
	Mavupharma Inc. (a Frazier portfolio company)	Biotechnology Company	Executive Chairman
	Panmira Pharmaceuticals & FLAP LLC	Biotechnology Company	Director
	PBS Biotech Inc.	Biotechnology Company	Business Advisory Panel Member
Michael F. Bigham	Paratek Pharmaceuticals, Inc	Biotechnology Company	Executive Chairman
	Adamas Pharmaceuticals, Inc.	Biotechnology Company	Director
Carol G. Gallagher	New Enterprise Associates	Venture Capital Firm	Venture Partner
	Annexon, Inc.	Biotechnology Company	Director
	Atara Biotherapeutics, Inc.	Biotechnology Company	Director
	Metacrine, Inc.	Biotechnology Company	Director
	Millendo Therapeutics, Inc.	Biotechnology Company	Director
	PIONYR Immunotherapeutics Inc.	Biotechnology Company	Director
	Qpex BioPharma, Inc.	Biotechnology Company	Director
	Recludix Pharma, Inc.	Biotechnology Company	Director
	TRex Bio, Inc.	Biotechnology Company	Director
	Turning Point Therapeutics, Inc.	Biotechnology Company	Director
Krishna R. Polu	Equillium, Inc.	Biotechnology Company	Executive Vice President R&D and Chief Medical Officer

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
	Goldilocks Therapeutics, Inc.	Biotechnology Company	Director
	Lassen Therapeutics (a Frazier portfolio company)	Biotechnology Company	Co-Founder and Advisor
	Medikine, Inc.	Biotechnology Company	Advisor
	Mineralys Therapeutics, Inc.	Biotechnology Company	Advisor
	Trestle Biotherapeutics, Inc.	Biotechnology Company	Advisor

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

(1) Financial Statements (As Restated)

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

Date: May 24, 2021

Frazier Lifesciences Acquisition Corporation

/s/ James N. Topper
Name:	James N. Topper
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ James N. Topper	Chief Executive Officer and Chairman	May 24, 2021
James N. Topper	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ David Topper	Chief Financial Officer and Director	May 24, 2021
David Topper	(Principal Financial and Accounting Officer)

/s/ Robert F. Baltera	Director	May 24, 2021
Robert F. Baltera

/s/ Michael F. Bigham	Director	May 24, 2021
Michael F. Bigham

/s/ Carol G. Gallagher, Pharm. D.	Director	May 24, 2021
Carol G. Gallagher, Pharm. D.

/s/ Krishna R. Polu, M.D.	Director	May 24, 2021
Krishna R. Polu, M.D.

FRAZIER LIFESCIENCES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors,

Frazier Lifesciences Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Frazier Lifesciences Acquisition Corporation (the “Company”) as of December 31, 2020, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from October 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 24, 2021

Frazier Lifesciences Acquisition Corporation

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets
Current assets
Cash	$1,365,094
Prepaid expenses	503,683

Total current assets	1,868,777
Investments held in Trust Account	138,000,851

Total Assets	$139,869,628

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$162,478
Accrued expenses	74,043

Total current liabilities	236,521
Derivative warrant liabilities	7,341,180
Deferred underwriting commissions	4,830,000

Total liabilities	12,407,701

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 12,246,192 shares subject to possible redemption at $10.00 per share	122,461,920

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,054,808 shares issued and outstanding (excluding 12,246,192 shares subject to possible redemption)	205
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding (1)	345
Additional paid-in capital	4,958,004
Retained earnings	41,453

Total shareholders’ equity	5,000,007

Total Liabilities and Shareholders’ Equity	$139,869,628

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

Frazier Lifesciences Acquisition Corporation

STATEMENT OF OPERATIONS

As Restated -See Note 2

For the Period from October 7, 2020 (inception) through December 31, 2020

General and administrative expenses	$120,884
Administrative expenses—related party	6,774

Loss from operations	(127,658)
Other income (expenses)
Change in fair value of warrant liabilities	619,710
Transaction costs – derivative warrant labilities	(451,450)
Net gain from investments held in Trust Account	851

Net income	$41,453

Basic and diluted weighted average shares outstanding of Class A ordinary shares	14,301,000

Basic and diluted net income per share, Class A ordinary shares	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,109,844

Basic and diluted net income per share, Class B ordinary shares	$0.01

The accompanying notes are an integral part of these financial statements.

Frazier Lifesciences Acquisition Corporation

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated – See Note 2

For the Period from October 7, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares (1)	Amount
Balance—October 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of units in initial public offering, less fair value of public warrants	13,800,000	1,380	—	—	130,316,620	—	130,318,000

Offering costs	—	—	—	—	(7,653,636)	—	(7,653,636)

Excess of cash received over fair value of private placement warrants	501,000	50	—	—	4,731,060	—	4,731,110
Class A ordinary shares subject to possible redemption	(12,246,192)	(1,225)	—	—	(122,460,695)	—	(122,461,920)
Net income	—	—	—	—	—	41,453	41,453

Balance—December 31, 2020	2,054,808	$205	3,450,000	$345	$4,958,004	$41,453	$5,000,007

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

Frazier Lifesciences Acquisition Corporation

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period from October 7, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income	$41,453

Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by Sponsor under promissory note	18,200
Net gain from investments held in Trust Account	(851)
Change in fair value of derivative warrant liabilities	(619,710)
Transaction costs - derivative warrant liabilities	451,450
Changes in operating assets and liabilities:
Prepaid expenses	(503,683)
Accounts payable	59,098
Accrued expenses	29,043

Net cash used in operating activities	(500,000)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(138,000,000)

Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(82,906)
Proceeds received from initial public offering, gross	138,000,000
Proceeds received from private placement	5,010,000
Offering costs paid	(3,062,000)

Net cash provided by financing activities	139,865,094

Net change in cash	1,365,094

Cash—beginning of the period	—

Cash—end of the period	$1,365,094

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$103,380
Offering costs included in accrued expenses	$45,000
Payment of offering costs through note payable	$64,706
Deferred underwriting commissions	$4,830,000
Initial value of Class A ordinary shares subject to possible redemption	$121,887,800
Change in initial value of Class A ordinary shares subject to possible redemption	$574,120

The accompanying notes are an integral part of these financial statements.

Frazier Lifesciences Acquisition Corporation

NOTES TO FINANCIAL STATEMENTS

AS RESTATED

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

The Company’s sponsor is Frazier Lifesciences Sponsor LLC, a Cayman Islands exempted company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2020. On December 11, 2020, the Company consummated its Initial Public Offering of 13,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,800,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $138.0 million, and incurring offering costs of approximately $8.1 million, inclusive of approximately $4.8 million in deferred underwriting commissions (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 501,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of approximately $5.0 million (Note 5).

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $1.6 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $83,000 from the Sponsor under the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from October 7, 2020 (inception) through December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

NOTE 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 11, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$139,869,628	$—	$139,869,628

Liabilities and Shareholders’ equity
Total current liabilities	$236,521	$—	$236,521
Deferred underwriting commissions	4,830,000	—	4,830,000
Derivative warrant liabilities	—	7,341,180	7,341,180

Total liabilities	5,066,521	7,341,180	12,407,701
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	129,803,100	(7,341,180)	122,461,920
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	132	73	205
Class B ordinary shares - $0.0001 par value	345	—	345
Additional paid-in-capital	5,126,337	(168,333)	4,958,004
Accumulated (deficit) earnings	(126,807)	168,260	41,453

Total shareholders’ equity	5,000,007	—	5,000,007

Total liabilities and shareholders’ equity	$139,869,628	$—	$139,869,628

	Period From October 7, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(127,658)	$—	$(127,658)

Other (expense) income:
Change in fair value of derivative warrant liabilities	—	619,710	619,710
Transactional costs - derivative warrant liability	—	(451,450)	(451,450)
Net gain from investments held in Trust Account	851	—	851

Total other (expense) income	851	168,260	169,111

Net (loss) income	$(126,807)	$168,260	$41,453

Basic and Diluted weighted-average Class A ordinary shares outstanding	$14,301,000	—	$14,301,000
Basic and Diluted net income (loss) per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	$3,109,884	—	$3,109,884
Basic and Diluted net (loss) income per Class B share	$(0.04)	$0.05	$0.01

	Period From October 7, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net income	$(126,807)	$168,260	$41,453
Adjustment to reconcile net loss to net cash used in operating activities	42,349	(168,260)	(125,911)
Net cash used in operating activities	(500,000)	—	(500,000)
Net cash used in investing activities	(138,000,000)	—	(138,000,000)
Net cash provided by financing activities	139,865,094	—	139,865,094

Net change in cash	$1,365,094	$—	$1,365,094

In addition, the impact to the balance sheet dated December 11, 2020, filed on Form 8-K on December 17, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $8.0 million increase to the derivative warrant liabilities line item at December 11, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation limit of $250,000, and investments held in Trust Account. At December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

Fair Value of Financial Instruments

As of December 31, 2020, the carrying values of cash, accounts payable and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet. As of December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds with published NAV.

Offering costs associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in transaction cost-derivative warrant liabilities in the statement of operations and $7.7 million is included in stockholders’ equity.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 12,246,192 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 4,600,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 167,000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 4,767,000 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of income per share for ordinary share subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $1,000 for the period from October 7, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A redeemable ordinary shares outstanding for the period. Net income per share, basic and diluted for Class A and Class B nonredeemable ordinary shares is calculated by dividing net income of approximately $41,000, less income attributable to Class A redeemable ordinary shares, by the weighted average number of shares of Class A and Class B nonredeemable ordinary shares outstanding for the period.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 501,000 Private Placement Units, at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of approximately $5.0 million.

Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole private placement warrant underlying the Private Placement Units (the “Private Placement Warrants”) is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. As of December 31, 2020, the Company accrued approximately $7,000 for expenses in connection with the Administrative Services Agreement from the listing date through December 31, 2020, which is reflected in the accompanying statement of operations. There was approximately $7,000 included in accrued expenses as of December 31, 2020.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

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

NOTE 9. SHAREHOLDERS’ EQUITY

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

NOTE 10.  FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$138,000,851	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$7,341,180

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy in during the period from October 7, 2020 (inception) through December 31, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model For the period from October 7, 2020 (inception) through December 31, 2020, the Company recognized an unrealized gain resulting from a decrease in the fair value of liabilities of approximately $0.6 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 11, 2020	As of December 31, 2020
Volatility	23.0%	21.0%
Stock price	$10.30	$10.38
Expected term to Business Combination	1	1
Risk-free rate	0.50%	0.51%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from October 7, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at October 7, 2020 (inception)	$—
Issuance of Public and Private Warrants	7,960,890
Change in fair value of derivative warrant liabilities	(619,710)

Derivative warrant liabilities at December 31, 2020	$7,341,180

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events, except as noted above, that would have required adjustment or disclosure in the financial statements.