Form 10-Q
period 2021-06-30
Frazier Lifesciences Acquisition Corp
filed 2021-08-09
CIK 1828326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 9, 2021
, 14,301,000
shares of Class A ordinary shares, par value $0.0001 per share, and
3,450,000
shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
FRAZIER LIFESCIENCES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$789,498	$1,365,094
Prepaid expenses	417,820	503,683

Total current assets	1,207,318	1,868,777
Investments held in Trust Account	138,012,317	138,000,851

Total Assets	$139,219,635	$139,869,628

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$64,680	$162,478
Accrued expenses	51,775	74,043
Due to related party	1,087	—

Total current liabilities	117,542	236,521
Deferred underwriting commissions	4,830,000	4,830,000
Derivative warrant liabilities	5,291,370	7,341,180

Total liabilities	10,238,912	12,407,701
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 12,398,072 and 12,246,192 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	123,980,720	122,461,920
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 1,902,928 and 2,054,808 shares issued and outstanding (excluding 12,398,072 and 12,246,192 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	190	205
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	345	345
Additional paid-in capital	3,439,219	4,958,004
Retained earnings	1,560,249	41,453

Total shareholders’ equity	5,000,003	5,000,007

Total Liabilities and Shareholders’ Equity	$139,219,635	$139,869,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$275,239	$482,480
Administrative expenses - related party	30,000	60,000

Loss from operations	(305,239)	(542,480)
Other income (expenses)
Interest income from investments held in Trust Account	7,019	11,466
Change in fair value of derivative warrant liabilities	(1,001,070)	2,049,810

Net (loss) income	$(1,299,290)	$1,518,796

Basic and diluted weighted average shares outstanding of redeemable Class A ordinary shares	13,800,000	13,800,000

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.00

Basic and diluted weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	3,951,000	3,951,000

Basic and diluted net (loss) income per share, non-redeemable Class A and Class B ordinary shares	$(0.33)	$0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B			Retained Earnings
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	2,054,808	$205	3,450,000	$345	$4,958,004	$41,453	$5,000,007
Class A shares subject to possible redemption	(281,809)	(28)	—	—	(2,818,062)	—	(2,818,090)
Net income	—	—	—	—	—	2,818,086	2,818,086

Balance - March 31, 2021 (Unaudited)	1,772,999	177	3,450,000	345	2,139,942	2,859,539	5,000,003

Class A shares subject to possible redemption	129,929	13	—	—	1,299,277	—	1,299,290
Net loss	—	—	—	—	—	(1,299,290)	(1,299,290)

Balance - June 30, 2021 (Unaudited)	1,902,928	$190	3,450,000	$345	$3,439,219	$1,560,249	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$1,518,796
Adjustments to reconcile net loss to net cash used in operating activities:	(11,466)
Interest income from investments held in Trust Account
Change in fair value of derivative warrant liabilities	(2,049,810)
Changes in operating assets and liabilities:
Prepaid expenses	85,863
Accounts payable	(97,798)
Accrued expenses	(22,268)
Due to related party	1,087

Net cash used in operating activities	(575,596)

Net change in cash	(575,596)
Cash - beginning of the period	1,365,094

Cash - end of the period	$789,498

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,518,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization, Business Operations and Basis of Presentation
Organization and General
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
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Frazier Lifesciences Sponsor LLC, a Cayman Islands exempted company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2020. On December 11, 2020, the Company consummated its Initial Public Offering of 13,800,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,800,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $138.0 million, and incurring offering costs of approximately $8.1 million, inclusive of approximately $4.8 million in deferred underwriting commissions (Note 6).
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
The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $789,000 in its operating bank account, and working capital of approximately $1.1 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $83,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on May 24, 2021.
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
Further, Section 102(b)(1) of the Jumpstart our Business Startups Act of 2021 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of
 185
days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000.
As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC
815-15.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC Subtopic 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 12,398,072 and 12,246,192 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet.
Income Taxes
ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary share
Numerator: Income allocable to Class A ordinary share
Income from investments held in Trust Account	$7,019	$11,466
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A ordinary shares	$7,019	$11,466

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,800,000	13,800,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary share
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(1,299,290)	$1,518,796
Net income allocable to Class A ordinary shares	7,019	11,466

Net income (loss) attributable to Class B ordinary shares	$(1,306,309)	$1,507,330

Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,951,000	3,951,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.33)	$0.38

Recent Issued Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (the “ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.
Note 3 - Initial Public Offering
On December 11, 2020, the Company consummated its Initial Public Offering of 13,800,000 Units, including 1,800,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $138.0 million, and incurring offering costs of approximately $8.1 million, inclusive of approximately $4.8 million in deferred underwriting commissions.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and
one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 - Private Placement
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
Note 5 - Related Party Transactions
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. During the three and six months ended June 30, 2021, the Company paid approximately $30,000 and $60,000 for expenses in connection with the Administrative Services Agreement, respectively. As of June 30, 2021, there were $30,000 outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

As of December 31, 2020, there were approximately $7,000 in accrued expenses in connection with such agreement on the accompanying condensed balance sheets.
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
Note 6 - Commitments and Contingencies
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 7 - Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company has 4,600,000 and 167,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 14,301,000 Class A ordinary shares issued or outstanding, including 12,398,072 and 12,246,192 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 7, 2020, the Company issued 2,875,000 Class B ordinary shares. On December 8, 2020, the Company effected a share sub-division,
resulting in an increase in the total number of Class B ordinary shares outstanding from 2,875,000 to 3,450,000 shares. All shares and associated amounts have been retroactively restated to reflect the share sub-division.
Of the 3,450,000 Class B ordinary shares outstanding, up to 450,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering). The underwriters fully exercised the over-allotment option on December 11, 2020; thus, these 450,000
Class B ordinary shares were no longer subject to forfeiture. At June 30, 2021 and December 31, 2020, there were 3,450,000
Class B ordinary shares issued and outstanding period. Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the issued and outstanding Class B ordinary shares.
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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$138,012,317	$—	$—
Liabilities:
Derivative warrant liabilities	$5,106,000	$185,370	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$138,000,851	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$7,341,180
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants of $7,084,000 transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants of $257,180 was transferred from a Level 3 measurement to a Level 2 fair value measurement as of January 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
There were no level 3 measurement inputs used in the three and six months ended June 30, 2021.
The change in the fair value of the derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$7,341,180
Transfer of Public Warrants to level 1	(7,084,000)
Transfer of Private Warrant to level 2	$(257,180)
Change in fair value of derivative warrant liabilities	—

Derivative warrant liabilities at March 31, 2021	—
Change in fair value of derivative warrant liabilities	—

Derivative warrant liabilities at June 30, 2021	$—

Note 10 - Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed financial statements were issued, require potential adjustment to or disclosure in the condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.
Overview
We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Quarterly Report on Form
10-Q
as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination. Our sponsor is Frazier Lifesciences Sponsor LLC, a Cayman Islands exempted limited company.
The registration statement for our initial public offering was declared effective on December 8, 2020 (the “Initial Public Offering”). On December 11, 2020, we consummated the Initial Public Offering of 13,800,000 units at $10.00 per unit, generating gross proceeds of $138 million, and incurring offering costs of approximately $8.11 million, inclusive of approximately $4.83 million in deferred underwriting commissions. Each unit consists of one Class A ordinary share and one-third
of one redeemable warrant. Each whole public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.
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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $789,000 in cash and working capital of approximately $1.1 million.
Our liquidity needs up to June 30, 2021 had been satisfied through a contribution of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, the loan of approximately $83,000 pursuant to the note issued to our sponsor, and the proceeds from the consummation of the private placement not held in the trust account. We fully repaid the note to our sponsor on December 14, 2020. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended June 30, 2021, we had a net loss of approximately $1.3 million, which consisted of approximately $275,000 in general and administrative expenses, $30,000 in administrative expenses—related party, approximately $1.0 million in change in fair value of derivative warrant liabilities, offset by approximately $7,000 in interest income from investments held in Trust Account.
For the six months ended June 30, 2021, we had a net income of approximately $1.5 million, which consisted of approximately $11,000 in interest income from investments held in Trust Account, and approximately $2.0 million in change in fair value of derivative warrant liabilities, offset by approximately $482,000 in general and administrative expenses, and $60,000 in administrative expenses—related party.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 12,398,072 and 12,246,192 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the accompanying unaudited condensed balance sheets
Derivative Warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The 4,600,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 167,000 Private Placement Warrants are recognized as derivative liabilities in accordance with Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC Subtopic 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, have been measured based on the listed market price of such warrants.

Net Income per Ordinary Shares
We comply with accounting and disclosure requirements of Financial Accounting Standards Board’s ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 4,767,000 of our ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
Our unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.
Recent Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

13a-15(f)

and

15d-15(f)

of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 11, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued a SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC”) warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.
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
II-OTHER
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
per-share
redemption amount received by public shareholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

Dated: August 9, 2021	FRAZIER LIFESCIENCES ACQUISITION CORPORATION

	By:	/s/ James N. Topper
	Name:	James N. Topper
	Title:	Chief Executive Officer