Form 10-K/A
period 2020-12-31
Frazier Lifesciences Acquisition Corp
filed 2022-01-31
CIK 1828326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
98101
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
of the Exchange Act.)    Yes  ☒    No  ☐
As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Capital Market on December 9, 2020 and the registrant’s Class A ordinary shares and warrants began trading on the Nasdaq Capital Market on February 8, 2021. The aggregate market value of the units held by non-affiliates of the registrant was approximately
 $132.1 million, based on the closing price of the registrant’s units, as reported on the Nasdaq Capital Market, on December 31, 2020. The calculation excludes units of the registrant held by current executive officers, directors and shareholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.
As of March 31, 2021, there were 7,625,297 Units, 6,675,703 Class A ordinary shares, par value $0.0001 per share, 3,450,000 Class B ordinary shares, par value $0.0001 per share, and 2,225,216 Warrants, of the registrant issued and outstanding.

-i-

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K/A
to “we,” “us,” the “Company” or “our company” are to Frazier Lifesciences Acquisition Corporation., unless the context otherwise indicates.
This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Report”) amends Amendment No. 1 to the Annual Report on Form
10-K/A
of Frazier Lifesciences Acquisition Corporation as of December 31, 2020 and for the period from October 7, 2020 (inception) to December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2021 (the “First Amended Filing”).
In preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on December     , 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 11, 2020 (the “Post IPO Balance Sheet”), as previously restated in First Amended Filing, (ii) audited financial statements for the period ended December 31, 2020 included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and reported as revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Original Q3 Form 10Q”); (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021 and reported as revised in the Company’s Original Q3 Form 10-Q; and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Original Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements for the period ended December 31, 2020 included in the First Amended Filing. The unaudited condensed financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account (the “Trust Account”) established in connection with the IPO.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form
10-K/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “Original”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.

CERTAIN TERMS
Unless otherwise stated in this Amendment No. 2 to the Annual Report on Form
10-K/A
or the context otherwise requires, references to:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Amendment No. 2 to the Annual Report on Form
10-K/A
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment No. 2 to the Annual Report on Form
10-K/A
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
The forward-looking statements contained in this Amendment No. 2 to the Annual Report on Form
10-K/A
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I
Item 1 Business
We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Amendment No. 2 to the Annual Report on Form
10-K/A
as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.
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
The Managing General Partners for Frazier Life Sciences lead an experienced team comprised of 33 professionals and advisors, with an average of 25 years of operational and investment experience. Key aspects of the team include:

•
Sustained performance of the Life Science focused investment strategy
: Since 2005 the team has invested in more than 85 companies, including 22
Frazier-created
companies. Frazier Life Sciences has deployed over $1.2 billion and has realized $1.8 billion (including expected milestones) as of December 31, 2020.

•
Team continuity
: The Managing General Partners have worked together for 17 years, having jointly opened Frazier’s Menlo Park office in 2003. The full Frazier Life Sciences team has over 150 years of collective experience with Frazier or Frazier portfolio companies.

•
Proven company founders
: Frazier Life Sciences has founded 22 companies since 2005, including what we believe are some of the most successful life sciences companies over the past 12 years (including Mavu, Calistoga, Incline, Cadence, Silvergate, Arcutis, and Phathom). Creating companies requires a unique blend of scientific and medical insight, as well as business acumen and people skills to negotiate deals and build teams. Having in-house
team members who are dedicated to company creation, and who have a distinguished track record of success, has enabled Frazier Life Sciences to scale company formation activities to create between three and five new companies per year.

•
Deep biopharmaceutical expertise
: Frazier Life Sciences team members have been involved with over 50 drugs that have received FDA approval over their combined careers, and the Frazier Life Sciences venture partners and senior advisor group includes experts who have experience running organizations ranging from virtual biotechs to 1000-person divisions of large pharmaceutical companies. The expertise in this group spans the spectrum of drug development including medicinal chemistry, pharmacology and translational biology, drug metabolism and pharmacokinetics, toxicology and clinical development. These advisors work exclusively with Frazier Life Sciences on their venture related activities, and we believe they provide a level of diligence and operational expertise that is critical for both the Frazier Life Sciences investment process as well as post-investment value creation.

•
Fully integrated Life Sciences investment firm
: Frazier Life Sciences is structured as a fully-integrated Life Sciences investment firm which results in an organization that is staffed with deep and diverse operational talent, has unique perspectives into key innovations in therapeutic development and has proprietary sourcing opportunities. This combination of skills allows the investment team to identify potentially under-valued opportunities in both the public and private markets.

•
Proven strategy investing in private companies to drive towards strategic exit with a track record of success
: Frazier Life Sciences has pursued a thesis-driven, fundamental, long-only strategy of investing in the private markets. We perform deep due diligence on all technical and regulatory issues that drive our decision making which has resulted in many successful outcomes for
Frazier-backed
entities. For investments made by Frazier Life Sciences since 2005, 18 companies have successfully completed their IPOs and 26 companies have been acquired. Recent representative investments include: Arcutis Biotherapeutics (Nasdaq: ARQT), Mavu Pharma (acquired by AbbVie), Passage Bio (Nasdaq: PASG), Phathom Pharmaceuticals (Nasdaq: PHAT), Silvergate (acquired by CutisPharma) and Vaxcyte (Nasdaq: PCVX).

•
Renewed emphasis on public market investments
: More recently, Frazier Life Sciences has applied the same fundamental long-only approach it has taken for years in its venture investment strategy to increase investment in public market opportunities, by way of participation in IPOs, follow-on
equity offerings, private investments in public equities (“PIPEs”), and other public market transactions. This initiative has further bolstered Frazier’s expertise in evaluating and supporting companies throughout their corporate life cycles as they develop. The Frazier Life Sciences public market portfolio is currently valued in excess of $1 billion.

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
Target Identification and Acquisition Strategy
Frazier’s Life Sciences strategy has been refined over 29 years of active investing in the healthcare and life sciences sector. When Jamie Topper and Patrick Heron assumed leadership of Frazier Life Sciences in 2005, they instituted a strategy of targeting product-focused opportunities that they believed could achieve liquidity in under five years. FLAC intends to target a company with some or all of the following characteristics:

•	Therapeutics-focused business (i.e. biopharmaceuticals) with potential to significantly advance care for the disease of focus.

•	Preclinical through commercial stage assets , with investments focused on programs that are both pre-proof-of-concept (“PoC”) and post-PoC.

•
A company with minimal additional equity required to achieve significant defined clinical, regulatory or commercial milestones beyond the capital provided by the target, FLAC and any potential concurrent PIPE.

•	Management teams that have requisite experience and expertise to execute on the programs in which we are investing, and who are ready to manage a publicly listed company.
FLAC intends to target a company that has the same strategic pillars that have proven successful for the six Frazier funds since 2005. Core elements of this strategy include:

•
Product focus
: We are focused on investments in therapeutics in areas of unmet medical need where we have unique insights and expertise. Leveraging our experienced venture partners, senior advisors and industry network, we have built deep expertise across a range of therapeutic areas, including oncology, dermatology, orphan diseases and liver disease. This broad therapeutic area agnostic approach has generated 30 new drug approvals since 2010.

•
Investing near value inflection points
: In our experience, the two major value inflection points for therapeutic companies are achieving clinical PoC (e.g. Phase 2 data) or product approval for post-PoC assets. The Frazier Life Sciences team seeks to invest in companies that can achieve one of these two value inflection points within three years of investment.

•	Backing proven performers : We spend considerable time and effort to serve as a value-added partner for our portfolio companies, including evaluating, building and collaborating with management teams.

•
Targeting liquidity through M&A
: M&A in biopharmaceuticals over the past 10 years has resulted in median total deal values steadily increasing over time and multi-billion dollar deals are now routine for high profile development-stage companies. Companies backed by Frazier Life Sciences at the pre-IPO
or IPO stage have grown to represent some of the largest exits and publicly traded companies in the biotech industry. Of the 69 companies Frazier Life Sciences has invested in since 2005 at either the pre-IPO
or IPO stage, nine have either been acquired for greater than $1 billion in upfront cash or now trade publicly with a market capitalization greater than $1 billion.

•
Maintaining capital efficiency
: The types of companies that we build and invest in are typically lean companies aiming to advance specific products as rapidly as possible. We have found that this capital efficient strategy enables larger potential returns upon positive data, either through M&A or realization of incremental value through stock price appreciation.

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

•
Acquisitions have driven tremendous value for acquirers
, with consistently greater than 60% of all approved drugs over the last decade originating from biotech (vs. organic big pharma) according to data from the U.S. Food and Drug Administration (“FDA”). In addition, according to Lazard and EvaluatePharma data, two-thirds
of the top 15 selling drugs by expected 2024 revenues originated from biotech.

•
External innovation remains key to pharma strategy (and budgets).
 Based on data from Lazard, EvaluatePharma and FactSet, products responsible for $170 billion in revenue of major pharma companies will lose exclusivity by 2025. This revenue will need to be replaced and pharma maintains ample balance sheet capacity to fund this replacement as well as incremental growth through M&A.

•
Universe of acquirers
. Despite increasing M&A, the acquirer universe has continued to grow to date, with over 400 global biopharmaceutical companies having market caps in excess of $1 billion according to data from Capital IQ.

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
Corporate Information
We were incorporated in October 2020 under the laws of the Cayman Islands. Our principal executive offices are located at Two Union Square, 601 Union St., Suite 3200, Seattle, WA 98101, and our telephone number is (206)
621-7200.
Our website address is www.frazierlifesciencesacquisition.com. The information on our website is not incorporated by reference in this Amendment No. 2 to the Annual Report on Form
10-K/A
or in any other filings we make with the SEC.

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
Prior to the date of this Amendment No. 2 to the Annual Report on Form
10-K/A,
we filed a Registration Statement on Form
8-A
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
We have made available on our website a PFIC annual information statement to enable U.S. Holders (as defined in the final prospectus related to our Initial Public Offering, filed with the SEC on December 10, 2020) to make a qualified electing fund (“QEF”) election with respect to our taxable period ended December 31, 2020, as further described therein. If you are a U.S. Holder of our shares you are urged to consult your tax advisor regarding the advisability of making a QEF election and/or other elections available under the PFIC rules with respect to our Class A ordinary shares owned by you, and the procedures necessary to validly make and maintain such elections. Our website can be found at www.frazierlifesciencesacquisition.com. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Amendment No. 2 to the Annual Report on Form
10-K/A.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
PART II
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment No. 2 to the Annual Report on Form
10-K/A,
before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Although we have no commitments as of the date of this Amendment No. 2 to the Annual Report on Form
10-K/A
to issue any notes or other debt, or to otherwise incur debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.
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
Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. The private placement units are identical to the public units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Amendment No. 2 to the Annual Report on Form
10-K/A.
Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
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
If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account
.
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
We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Amendment No. 2 to the Annual Report on Form
10-K/A
regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
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
Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
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
Risks Related to Our Operations
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Following the issuance of the SEC Staff Statement, on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from October 7, 2020 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in the First Amended Filing.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to our accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report.
As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
Our initial shareholders own, on an
as-converted
basis, approximately 24% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchases any units in the Initial Public Offering or if our initial shareholders purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Amendment No. 2 to the Annual Report on Form
10-K/A.
Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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
Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of the Company’s final prospectus will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.
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
We have made available on our website a PFIC annual information statement to enable U.S. Holders to make a QEF election with respect to our taxable year ended December 31, 2020. If you are a U.S. Holder who held our shares at any point during your taxable year that includes December 31, 2020, you should consult your tax advisor regarding the advisability of making a QEF election with respect to our Class A ordinary shares for such taxable year, and the procedures necessary to validly make and maintain such election. Our website can be found at www.frazierlifesciencesacquisition.com. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Amendment No. 2 to the Annual Report on
Form 10-K/A.
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
Item 1B. Unresolved Staff Comments
None.
Item 2 Properties
We maintain our principal executive offices at Two Union Square, 601 Union Street, Suite 3200, Seattle, Washington 9810. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
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
Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Capital Market under the symbols “FLACU”, “FLAC” and “FLACW”, respectively. Our units commenced public trading on December 9, 2020. Our Class A ordinary shares and warrants began separate trading on February 8, 2021.

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
Recent Sales of Unregistered Securities
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
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Frazier Lifesciences Acquisition Corporation,” “our,” “us” or “we” refer to Frazier Lifesciences Acquisition Corporation. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment No. 2 to the Annual Report on Form
10-K/A.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Amendment No. 2 to the Annual Report on Form
10-K/A
including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Amendment No. 2 to the Annual Report on Form
10-K/A,
words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Amendment No. 2 to the Annual Report on Form
10-K/A
should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
In this Amendment No. 2 to the Annual Report on Form 10-K of Frazier Lifesciences Acquisition Corporation (the “Company”) for the fiscal year ended December 31, 2020 (“Amendment No. 2”), we are restating our audited financial statements as of December 31, 2020, and for the period from October 7, 2020 (inception) through December 31, 2020 and the audited balance sheet issued in connection with our Initial Public Offering on December 11, 2020.
In preparation of our financial statements as of and for quarterly period ended September 30, 2021, we concluded we should revise our previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although we did not specify a maximum redemption threshold, our amended and restated memorandum and articles of association currently provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.
After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, our management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that our previously issued (i) audited balance sheet as of December 11, 2020 (the “Post IPO Balance Sheet”), as previously restated in First Amended Filing, (ii) audited financial statements for the period ended December 31, 2020 included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and reported as revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 ( the “Q3 Form 10-Q”); (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021 and reported as revised in the Company’s Q3 Form 10-Q; and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we are restating our financial statements for the Affected Periods in this Amendment No. 2 for the Post IPO Balance Sheet and the Company’s audited financial statements for the period ended December 31, 2020 included in the First Amended Filing. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 and footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Q3 Form 10-Q will be amended in the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
Overview
We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Amendment No. 2 to the Annual Report on Form
10-K/A
as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination. Our Sponsor is Frazier Lifesciences Sponsor LLC, a Cayman Islands exempted limited company.

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

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 13,800,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying unaudited balance sheet.
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.
Net Income (Loss) Per Share
We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We do not consider the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 4,767,000 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
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
Item 8 Financial Statements and Supplementary Data
This information appears following Item 16 of this Amendment No. 2 to the Annual Report on Form
10-K/A
and is incorporated herein by reference.
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
and
15d-15(e)
under the Exchange Act) were not effective as of December 31, 2020 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 2 to the Annual Report on Form
10-K/A
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management’s Report on Internal Controls Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 to the Annual Report on Form
10-K/A
had not yet been identified.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 20, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement, as previously restated in our Amendment No. 1 to the Annual Report on Form 10-K as filed with the SEC on May 24, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information
None.
Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
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
Max M. Nowicki, M.D
., serves as our Vice President, Acquisitions. Dr. Nowicki joined Frazier as an associate in 2019, with a focus on identifying and evaluating new investment opportunities in the life sciences sector. Prior to joining Frazier, Dr. Nowicki founded and managed King Tide Capital Management, an investment fund focused on public biotech investments, from February 2018 to July 2019. Prior to King Tide Capital, Dr. Nowicki was a senior business analyst at Zymergen, a synthetic biology company, from March 2017 to February 2018. Prior to that, Dr. Nowicki was an investment banking analyst in the healthcare mergers & acquisitions group at Evercore Partners, focusing on biotech and medtech companies. Dr. Nowicki received his M.D. from the Weill Cornell Medical College of Cornell University, where he was awarded the Siegel Family Student Prize, and his B.A. in physics and biochemistry from Bowdoin College.
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

Carol G. Gallagher
, Pharm.D., serves on our board of directors. Dr. Gallagher has served as a Venture Partner at New Enterprise Associates since 2014. Dr. Gallagher has over nine years of experience as a director in public and private companies and over 30 years of experience in biopharmaceutical companies. Dr. Gallagher is currently a director of Atara Biotherapeutics (NASDAQ: ATRA), where she has served since January 2013, and Chairman of the board of directors of Millendo Therapeutics (NASDAQ: MLND), where she has served since February 2013. She also serves as a director at Metacrine (NASDAQ: MTCR), PIONYR Immunotherapeutics, Qpex BioPharma, Recludix, TRex Bio, Turning Point Therapeutics (NASDAQ: TPTX) and Chromacode. She previously served as a director at Aragon Pharmaceuticals, Seragon Pharmaceuticals, AnaptysBio (NASDAQ: ANAB) and eFFECTOR Therapeutics. From 2008 to 2011, Dr. Gallagher was the President and Chief Executive Officer of Calistoga Pharmaceuticals, which developed the first-in-class
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
Krishna R. Polu, M.D
., serves on our board of directors. Since January 2021, Dr. Polu has served as a principal at Red Tree Venture Capital. Dr. Polu previously served as the Executive Vice President R&D of Equillium, Inc. (NASDAQ: EQ) from January 2020 to December 2020, and additionally served as Chief Medical Officer from August 2018 to December 2020. Since January 2021, Dr. Polu has served as a principal at Red Tree Venture Capital. Dr. Polu also serves as a member of the board of directors of Goldilocks Therapeutics, where he previously served as a strategic advisor from February 2018 to January 2020. Prior to that, Dr. Polu was an Entrepreneur in Residence at Frazier from February 2017 to August 2018, where he founded Expedition Therapeutics, a search company focused on identifying and in-licensing
assets in the kidney and autoimmune therapeutic areas. During this time, he also served as interim Chief Executive Officer of Scout Bio, a company focused on the discovery and development of gene therapies for companion animals. From January 2015 to December 2016, Dr. Polu served as Chief Medical Officer at Raptor Pharmaceuticals, a then-public company focused on rare diseases, until its acquisition by Horizon Pharmaceuticals for $800 million. In that role, he oversaw clinical development, regulatory affairs, pharmacovigilance and medical affairs, and was responsible for securing additional drug approvals for Procysbi in nephropathic cystinosis, supporting product launches for Quinsair in cystic fibrosis, and advancing the pipeline in other rare diseases including Huntington’s disease, cystic fibrosis, bronchiectasis and nontuberculous mycobacteria. Prior to Raptor, Dr. Polu served as Chief Medical Officer at CytomX Therapeutics (NASDAQ: CTMX) and directed preclinical development and translational research efforts for the Probody platform in oncology and helped secure a number of Pharma partnerships. Prior to CytomX, he led clinical development and pharmacovigilance activities at Affymax, a then-public biopharmaceutical company, where he was instrumental in securing FDA approval of peginesatide for the treatment of anemia in patients on dialysis. Dr. Polu also held senior level positions in clinical development at Amgen (NASDAQ: AMGN) and was responsible for leading clinical development programs in heart failure, anemia of chronic kidney disease, and diabetes.
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
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Upon the effectiveness of the registration statement, we had “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors have determined that each of Robert F. Baltera, Michael F. Bigham, Carol G. Gallagher and Krishna R. Polu are “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules.
Our independent directors have regularly scheduled meetings at which only independent directors are present.
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
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
Audit Committee
Robert F. Baltera, Michael F. Bigham and Carol G. Gallagher serve as members of our audit committee. Michael F. Bigham serves as the chairperson of the audit committee. Our board of directors has determined that each of Robert F. Baltera, Michael F. Bigham and Carol G. Gallagher are independent.
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

Nominating and Corporate Governance Committee
The members of our nominating and corporate governance committee are Michael F. Bigham and Krishna R. Polu. Krishna R. Polu serves as the chairperson of the nominating and corporate governance committee. Our board of directors has determined that each of Michael F. Bigham and Krishna R. Polu are independent.
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
Compensation Committee
The members of our compensation committee are Carol G. Gallagher and Krishna R. Polu. Carol G. Gallagher serves as chairperson of the compensation committee. Our board of directors has determined that each of Carol G. Gallagher and Krishna R. Polu are independent.
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

•
Our sponsor subscribed to founder shares prior to the date of this Amendment No. 2 to the Annual Report on Form
10-K/A
and purchased private placement units in a transaction that closed simultaneously with the closing of the Initial Public Offering. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial
business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement units and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units, the private placement shares, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our directors other than the Chairman will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

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
basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor.

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
(5)
Based solely on the Schedule 13G jointly filed with the SEC on February 16, 2021 by RA Capital Management, L.P. (“RA Capital”), RA Capital Healthcare Fund, L.P. (the “Fund”), Peter Kolchinsky and Rajeev Shah. Consists of (i) 913,862 units held by the Fund and (ii) 86,138 units held by a separately managed account (the “Account”). RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and the Account and may be deemed to beneficially own the shares held by the Fund and the Account. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the shares held by the Fund and the Account. Each of the Fund, Dr. Kolchinsky, and Mr. Shah disclaim ownership of the shares held by the Fund and the Account. The address of these entities and individuals is c/o RA Capital Management, L.P., 200 Berkeley Street, 18
th
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
We currently maintain our executive offices at Two Union Square, 601 Union St., Suite 3200, Seattle, WA 98101. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on the Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
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
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. The private placement units are identical to the public units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Amendment No. 2 to the Annual Report on Form
10-K/A.
The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
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
Item 14 Principal Accountant Fees and Services
The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered
.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit for the period from October 7, 2020 (inception) through December 31, 2020 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Withum for audit fees, inclusive of required filings with the SEC for the period from October 7, 2020 (inception) through December 31, 2020 including the services rendered in connection with our initial public offering, totaled $76,220.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from October 7, 2020 (inception) through December 31, 2020 financial statements and are not reported under “Audit Fees.” For the period from October 7, 2020 (inception) through December 31, 2020, Withum did not render such services.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from October 7, 2020 (inception) through December 31, 2020, we Withum did not render such services.
All Other Fees
. All other fees consist of fees billed for all other services. For the period from October 7, 2020 (inception) through December 31, 2020, Withum did not render any of these other services.
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

PART IV
Item 15 Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements (As Restated)
(2) Exhibits
We hereby file as part of this Amendment No. 2 to the Annual Report on Form
10-K/A
the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company (1)

4.2	Description of Securities(2)

10.1	Investment Management Trust Agreement, between the Registrant and Continental Stock Transfer & Trust Company (1)

10.2	Registration and Shareholder Rights Agreement, by and among the Registrant, the Sponsor and the Holders signatory thereto (1)

10.3	Private Placement Warrants Purchase Agreement, between the Registrant and the Sponsor (1)

10.4	Administrative Services Agreement, between the Registrant and the Sponsor (1)

10.5	Letter Agreement, by and among the Registrant, the Sponsor and each director and officer of the Registrant (1)

14.1	Code of Ethics (1)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Form S-1, filed with the Commission on November 11, 2020.
(2)	Incorporated by reference to the Registrant’s Amendment No. 1 to the Form 10-K/A, filed with the Commission on May 27, 2021.
Item 16 Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on
Form 10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 31, 2022

Frazier Lifesciences Acquisition Corporation

/s/ James N. Topper
Name:	James N. Topper
Title:	Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form
10-K/A
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ James N. Topper	Chief Executive Officer and Chairman	January 31 , 2022
James N. Topper	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ David Topper	Chief Financial Officer and Director	January 31, 2022
David Topper	(Principal Financial and Accounting Officer)

/s/ Robert F. Baltera	Director	January 31, 2022
Robert F. Baltera

/s/ Michael F. Bigham	Director	January 31, 2022
Michael F. Bigham

/s/ Carol G. Gallagher, Pharm. D.	Director	January 31, 2022
Carol G. Gallagher, Pharm. D.

/s/ Krishna R. Polu, M.D.	Director	January 31, 2022
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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
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
New York, New York
May 24, 2021, except for the effects of the restatement disclosed in Note 2, Note 3 and Note 9 as to which the date is January 31, 2022

Frazier Lifesciences Acquisition Corporation
BALANCE SHEET
As Restated – See Note 2
December 31, 2020

Assets
Current assets
Cash	$1,365,094
Prepaid expenses	503,683

Total current assets	1,868,777
Investments held in Trust Account	138,000,851

Total Assets	$139,869,628

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable	$162,478
Accrued expenses	74,043

Total current liabilities	236,521
Deferred underwriting commissions	4,830,000
Derivative warrant liabilities	7,341,180

Total liabilities	12,407,701

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 13,800,000 shares issued and outstanding at $10.00 per share redemption value	138,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 501,000 shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption)	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding (1)	345
Additional paid-in capital	—
Accumulated deficit	(10,538,468)

Total shareholders’ deficit	(10,538,073)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$139,869,628

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
As Restated
-See
Note 2
For the Period from October 7, 2020 (inception) through December 31, 2020

General and administrative expenses	$120,884
Administrative expenses—related party	6,774

Loss from operations	(127,658)
Other income (expenses)
Net gain from investments held in Trust Account	851
Change in fair value of derivative warrant liabilities	619,710
Financing costs—derivative warrant liabilities	(451,450)

Net income	$41,453

Weighted average number of Class A ordinary shares—basic and diluted	3,492,105

Basic and diluted net income per share, Class A	$0.01

Weighted average number of Class B ordinary shares—basic	3,109,884

Weighted average number of Class B ordinary shares—diluted	3,450,000

Basic net income per share, Class B	$0.01

Diluted net income per share, Class B	$0.01

The accompanying notes are an integral part of these financial statements.

Frazier Lifesciences Acquisition Corporation
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
As Restated – See Note 2
For the Period from October 7, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares (1)	Amount
Balance—October 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of Private Placement Units, less fair value of derivative warrant liabilities	501,000	50	—	—	4,731,060	—	4,731,110
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(4,755,715)	(10,579,921)	(15,335,636)
Net income	—	—	—	—	—	41,453	41,453

Balance—December 31, 2020	501,000	$50	3,450,000	$345	$—	$(10,538,468)	$(10,538,073)

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
As Restated – See Note 2
For the Period from October 7, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income	$41,453

Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by Sponsor under promissory note	18,200
Net gain from investments held in Trust Account	(851)
Change in fair value of derivative warrant liabilities	(619,710)
Financing costs - derivative warrant liabilities	451,450
Changes in operating assets and liabilities:
Prepaid expenses	(503,683)
Accounts payable	59,098
Accrued expenses	29,043

Net cash used in operating activities	(500,000)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(138,000,000)

Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(82,906)
Proceeds received from initial public offering, gross	138,000,000
Proceeds received from private placement	5,010,000
Offering costs paid	(3,062,000)

Net cash provided by financing activities	139,865,094

Net change in cash	1,365,094

Cash—beginning of the period	—

Cash—end of the period	$1,365,094

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$103,380
Offering costs included in accrued expenses	$45,000
Payment of offering costs through note payable	$64,706
Deferred underwriting commissions	$4,830,000
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
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from October 7, 2020 (inception) through December 31, 2020 are restated in this Amendment No. 2 to the Annual Report on Form
10-K/A
(“Amendment No. 2”or this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s complex financial instruments in the Company’s previously issued audited and unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.
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
NOTE 2 —RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. This topic is covered under EITF Topic D-98, Classification and Measurement of Redeemable Securities and Accounting Standards Codification (“ASC”) Topic 480-10-S99, “Distinguishing Liabilities from Equity”. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.
Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets.
As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of December 11, 2020 (the “Post IPO Balance Sheet”), as previously restated in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 19, 2021 (“2020 Form 10-K/A No. 1”) and reported as revised in the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 9, 2021 (the “Q3 Form 10-Q”); (ii) audited financial statements for the period ended December 31, 2020 included in the 2020 Form 10-K/A No. 1 and reported as revised in the Q3 Form 10-Q; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and reported as revised in the Q3 Form 10-0Q; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021 and reported as revised in the Q3 Form 10-Q; and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Original Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 2 for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Amendment No. 1 to the Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-QA”).
The restatement does not have an impact on the
Company’s total assets, total liabilities, cash flows, or net income (loss), cash position or cash held in the trust account established in connection with the IPO (the “Trust Account”).
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$139,869,628	$—	$139,869,628
Total liabilities	$12,407,701	$—	$12,407,701
Class A ordinary shares subject to redemption at $10.00 per share	$122,461,920	$15,538,080	$138,000,000
Preference shares	—	—	—
Class A ordinary shares	205	(155)	50
Class B ordinary shares	345	—	345
Additional paid-in capital	4,958,004	(4,958,004)	—
Accumulated deficit	41,453	(10,579,921)	(10,538,468)
Total shareholders’ equity (deficit)	$5,000,007	$(15,538,080)	$(10,538,073)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$139,869,628	$—	$139,869,628
Shares of Class A ordinary shares subject to redemption	12,246,192	1,553,808	13,800,000
Shares of Class A ordinary shares	1,553,808	(1,553,808)	—
The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from October 7, 2020 (inception) through December 31, 2020:

	For the period from October 7, 2020 (inception) through December 31, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$121,887,800	$(121,887,800)	$—
Change in value of Class A ordinary shares subject to possible redemption	$574,120	$(574,120)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from October 7, 2020 (inception) through December 31, 2020:

	Earnings Per Share
	As Reported	Adjustment	As Restated
For the Period from October 7, 2020 (Inception) through December 31, 2020
Net income	$41,453	$—	$41,453
Weighted average shares outstanding - Class A ordinary shares	14,301,000	(10,808,895)	3,492,105
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.01	$0.01
Weighted average number of Class B ordinary shares - basic	3,109,844	40	3,109,884
Basic net income per share, Class B	$0.01	$(0.00)	$0.01
Weighted average number of Class B ordinary shares - diluted	3,109,844	340,156	3,450,000
Diluted net income per share, Class B	$0.01	$(0.00)	$0.01
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 11, 2020:

As of December 11, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$140,276,800	$—	$140,276,800
Total liabilities	$13,388,996	$—	$13,388,996
Class A ordinary shares subject to redemption at $10.00 per share	$121,887,800	$16,112,200	$138,000,000
Preference shares	—	—	—
Class A ordinary shares	211	(161)	50
Class B ordinary shares	345	—	345
Additional paid-in capital	5,507,118	(5,507,118)	—
Accumulated deficit	(507,670)	(10,604,921)	(11,112,591)
Total shareholders’ equity (deficit)	$5,000,004	$(16,112,200)	$(11,112,196)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$140,276,800	$—	$140,276,800
Shares of Class A ordinary shares subject to redemption	12,188,780	1,611,220	13,800,000
Shares of Class A ordinary shares	1,611,220	(1,611,220)	—
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
Offering costs associated with Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares subject to possible redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.
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
Net income (loss) per ordinary share
The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 4,767,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share ordinary shares for the period from October 7, 2020 (inception) to December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net loss per share of ordinary shares:

	For The Period From October 7, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	21,926	19,527
Allocation of net income - diluted	20,852	20,601
Denominator:
Basic weighted average ordinary shares outstanding	3,492,105	3,109,884
Diluted weighted average ordinary shares outstanding	3,492,105	3,450,000

Basic net income per ordinary share	$0.01	$0.01

Diluted net income per ordinary share	$0.01	$0.01

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
The private placement units would be identical to the public units sold, subject to certain limited exceptions as described in this Amendment No. to the Annual Report on Form 10-K/A. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
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
Redemption of warrants for cash when the price per Class
 A ordinary share equals or exceeds $18.00
: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

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
Redemption of warrants for Class
 A ordinary shares when the price per Class
 A ordinary share equals or exceeds $10.00
: After the warrants become exercisable, the Company may redeem the outstanding warrants:

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
NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 14,301,000 shares of Class A ordinary shares outstanding, of which 13,800,000 shares were subject to possible redemption.
The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$138,000,000
Less:
Proceeds allocated to public warrants	(7,682,000)
Class A ordinary share issuance costs	(7,653,636)
Plus:
Accretion of carrying value to redemption value	15,335,636

Class A ordinary share subject to possible redemption	$138,000,000

NOTE 10. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 14,301,000 Class A ordinary shares issued or outstanding, including 13,800,000 Class A ordinary shares subject to possible redemption (See Note 9).

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
NOTE 11.  FAIR VALUE MEASUREMENTS
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

NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other than the restatements described in Note 2, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements.