Form 10-Q/A
period 2021-09-30
Frazier Lifesciences Acquisition Corp
filed 2022-01-31
CIK 1828326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number: 001-39765

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1562203
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Union Square 601 Union St., Suite 3200, Seattle, WA	98101
(Address Of Principal Executive Offices)	(Zip Code)
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
As of November 5, 2021
,
14,301,000

Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Frazier Lifesciences Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Frazier Lifesciences Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “Original Filing”).
The Original Filing included a section within Note 2, Revision to Previously Reported Financial Statements (“Note 2”), that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued in the Company’s initial public offering (“IPO”) on December 11, 2020, and a revision to its presentation of earnings per share. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
Previously, the

Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on January
25
, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 9, 2021; and (iii) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Original Filing (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate earnings per shares and should no longer be relied upon.
As such, the Company is restating the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A.

The Company determined that none of the above changes had any impact on its previously reported total assets, results of operations or cash flows or on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
Quarterly Report on Form
10-Q/A

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements
FRAZIER LIFESCIENCES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$635,591	$1,365,094
Prepaid expenses	330,833	503,683

Total current assets	966,424	1,868,777
Investments held in Trust Account	138,014,093	138,000,851

Total Assets	$138,980,517	$139,869,628

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable	$45,043	$162,478
Accrued expenses	198,432	74,043
Due to related party	2,400	—

Total current liabilities	245,875	236,521
Deferred underwriting commissions	4,830,000	4,830,000
Derivative warrant liabilities	3,193,890	7,341,180

Total liabilities	8,269,765	12,407,701
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 13,800,000 shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	138,000,000	138,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 501,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	345	345
Additional paid-in capital	—	—
Accumulated deficit	(7,289,643)	(10,538,468)

Total shareholders’ deficit	(7,289,248)	(10,538,073)

Total Liabilities Class A Ordinary Shares to Possible Redemption and Shareholders’ Deficit	$138,980,517	$139,869,628

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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	501,000	$50	3,450,000	$345	$—	$(10,538,468)	$(10,538,073)
Net income	—	—	—	—	—	2,818,086	2,818,086

Balance - March 31, 2021 (Unaudited ), as restated, See Note 2	501,000	50	3,450,000	345	—	(7,720,382)	(7,719,987)
Net loss	—	—	—	—	—	(1,299,290)	(1,299,290)

Balance - June 30, 2021 (Unaudited ), as restated, See Note 2	501,000	50	3,450,000	345	—	(9,019,672)	(9,019,277)
Net income	—	—	—	—	—	1,730,029	1,730,029

Balance - September 30, 2021 (Unaudited)	501,000	$50	3,450,000	$345	$—	$(7,289,643)	$(7,289,248)

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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
The Company’s Sponsor is Frazier Lifesciences Sponsor LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2020. On December 11, 2020, the Company consummated its Initial Public Offering of 13,800,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 1,800,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $138.0 million, and incurring offering costs of approximately $8.1 million, inclusive of approximately $4.8 million in deferred underwriting commissions (Note 6).
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 2 to the Annual Report on Form
10-K/A
filed by the Company with the SEC on
January 31
, 2022.
Restatement of Previously Reported Financial Statements (as restated)
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity and restate its presentation of earnings per share. In accordance with ASC 480, paragraph

10-S99,

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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present (i) all Class A ordinary shares subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) to correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Quarterly Periods in this quarterly report.
Impact of the Restatement
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$139,643,648	$—	$139,643,648
Total liabilities	$9,363,635	$—	$9,363,635
Class A ordinary shares subject to redemption at $10.00 per share	$125,280,010	$12,719,990	$138,000,000
Preference shares	—	—	—
Class A ordinary shares	177	(127)	50
Class B ordinary shares	345	—	345
Additional paid-in capital	2,139,942	(2,139,942)	—
Retained earnings (Accumulated deficit)	2,859,539	(10,579,921)	(7,720,382)
Total shareholders’ equity (deficit)	$5,000,003	$(12,719,990)	$(7,719,987)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$139,643,648	$—	$139,643,648
Shares of Class A ordinary shares subject to redemption	12,528,001	1,271,999	13,800,000
Shares of Class A ordinary shares	1,271,999	(1,271,999)	—
The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three months ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Change in value of Class A ordinary shares subject to possible redemption	$2,818,090	$(2,818,090)	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$139,219,635	$—	$139,219,635
Total liabilities	$10,238,912	$—	$10,238,912
Class A ordinary shares subject to redemption at $10.00 per share	$123,980,720	$14,019,280	$138,000,000
Preference shares	—	—	—
Class A ordinary shares	190	(140)	50
Class B ordinary shares	345	—	345
Additional paid-in capital	3,439,219	(3,439,219)	—
Retained earnings (Accumulated deficit)	1,560,249	(10,579,921)	(9,019,672)
Total shareholders’ equity (deficit)	$5,000,003	$(14,019,280)	$(9,019,277)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$139,219,635	$—	$139,219,635
Shares of Class A ordinary shares subject to redemption	12,398,072	1,401,928	13,800,000
Shares of Class A ordinary shares	1,401,928	(1,401,928)	—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six months ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Change in value of Class A ordinary shares subject to possible redemption	$1,518,800	$(1,518,800)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net income	$2,818,086	$—	$2,818,086
Weighted average shares outstanding - Class A ordinary shares	13,800,000	501,000	14,301,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.16	$0.16
Weighted average shares outstanding - Class B ordinary shares	3,951,000	(501,000)	3,450,000
Basic and diluted earnings per share - Class B ordinary shares	$0.71	$(0.55)	$0.16

	Loss Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(1,299,290)	$—	$(1,299,290)
Weighted average shares outstanding - Class A ordinary shares	13,800,000	501,000	14,301,000
Basic and diluted loss per share - Class A ordinary shares	$0.00	$(0.07)	$(0.07)
Weighted average shares outstanding - Class B ordinary shares	3,951,000	(501,000)	3,450,000
Basic and diluted loss per share - Class B ordinary shares	$(0.33)	$0.26	$(0.07)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net income	$1,518,796	$—	$1,518,796
Weighted average shares outstanding - Class A ordinary shares	13,800,000	501,000	14,301,000
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.08	$0.09
Weighted average shares outstanding - Class B ordinary shares	3,951,000	(501,000)	3,450,000
Basic and diluted earnings per share - Class B ordinary shares	$0.38	$(0.29)	$0.09
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
815-15
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	1,393,789	336,240	2,617,399	631,426
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	14,301,000	3,450,000

Basic and diluted net loss per ordinary share	$0.10	$0.10	$0.18	$0.18

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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-third of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of
$11.50 per share, subject to adjustment (see Note
7
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit. The private placement units would be identical to the public units sold, subject to certain limited exceptions as described in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Class A Ordinary Shares Subject To Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside o
f
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
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and th
e
 Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note
9
- Shareholders’ Deficit
Preference Shares
-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-
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
-
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

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in th
e
 condensed financial statements.

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
In this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended September 30, 2021 (“Amendment No. 1”), we are restating our unaudited interim financial statements as of March 31, 2021 and June 30, 2021, see Note 2 for additional information.
Cautionary Note Regarding Forward-Looking Statements
This Amendment No. 1 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.
Overview
We are a blank check company incorporated on October 7, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Amendment No. 1 as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination. Our sponsor is Frazier Lifesciences Sponsor LLC, a Cayman Islands exempted limited company.
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
Results of Operations
Our entire activity since inception up to September 30, 2021, was in preparation for our formation, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
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

Contractual Obligations
Registration and Shareholder Rights
The holders of founder shares, private placement units and warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the founder shares, only after conversion of such shares into Class A ordinary shares) pursuant to a registration and shareholder rights agreement entered into upon consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration and shareholder rights. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up
period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Derivative Warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Subtopic
815-15
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 11, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, covered by this Amendment No. 1 to the Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A had not yet been identified.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Amendment No. 1 to the Quarterly Report on Form

10-Q/A,

there have been no material changes to the risk factors disclosed in our Amendment No. 1 to the Annual Report on Form

10-K/A

filed with the SEC on
May 24
, 2021 and our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

January 31 , 2022	FRAZIER LIFESCIENCES ACQUISITION CORPORATION

	By:	/s/ James N. Topper
	Name:	James N. Topper
	Title:	Chief Executive Officer