Form 10-K
period 2021-12-31
Frazier Lifesciences Acquisition Corp
filed 2022-03-25
CIK 1828326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Period Ended December 31, 2021
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
12b-2
of the Exchange Act.)    Yes  ☒    No  ☐
The aggregate market value of the registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2021, computed by reference to the closing price for the shares of common stock on such date, as reported on the Nasdaq Stock Market, was $143.72 million.
As of March
24
, 2022, 14,301,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

-i-

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
or the context otherwise requires, references to:

•	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “FLAC,” “we,” “us,” “our,” or “our company” are to Frazier Lifesciences Acquisition Corporation, a Cayman Islands exempted company;

•	“Frazier” are to Frazier Life Sciences Management, L.P., an affiliate of our sponsor;

•
“Frazier Life Sciences” are the investment team managing all of the Frazier life sciences-affiliated investments and the life sciences-focused entities, companies and funds, including Frazier Life Sciences X, L.P., which is an affiliate of the sponsor;

•
“founders” are to James N. Topper, our Chairman and Chief Executive Officer, David Topper, our Chief Financial Officer, Gordon Empey, our Vice President and General Counsel, and Max M. Nowicki, our former Vice President, Acquisitions;

•
“founder shares” are to our Class B ordinary shares outstanding as of Annual Report and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•
“Initial Public Offering” are to the company’s offering on December 11, 2020 of 13,800,000 units (which includes units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, generating aggregate proceeds of approximately $138,000,000, each unit consisting of one Class A ordinary share and one-third
of one redeemable warrant;

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

•
“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market)); and

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

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;

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

•
Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the coronavirus
(COVID-19)
pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

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

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
PART I

Item 1	Business
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
Our Sponsor and Competitive Advantage
Our sponsor, Frazier Lifesciences Sponsor LLC, is an affiliate of Frazier. From 2005 to present, including previously as part of Frazier Healthcare Partners, under the leadership of Managing General Partners Patrick Heron and James (“Jamie”) Topper, the Frazier Life Sciences team has focused exclusively on life sciences companies and has deployed over $2.1 billion of capital into the life sciences sector with a focus on investing in and creating industry leading biopharmaceutical companies. With its broad range of private and public investment activity and company founding efforts, the Frazier Life Sciences portfolio has been responsible for substantial development activities across 32 drug programs that have resulted in FDA approval since 2010.
The Managing General Partners for Frazier Life Sciences lead an experienced team comprised of 32 professionals and advisors, with an average of over 25 years of operational and investment experience. Key aspects of the team include:

•
Sustained performance of the Life Science focused investment strategy
: Since 2005 the team has invested in more than 126 companies, including 29
Frazier-created
companies. Frazier Life Sciences has deployed over $2.0 billion and has realized over $2.4 billion (including expected milestones) as of December 31, 2021.

•
Team continuity
: The Managing General Partners have worked together for 19 years, having jointly opened Frazier’s Menlo Park office in 2003. The full Frazier Life Sciences team has over 270 years of collective experience with Frazier or Frazier portfolio companies.

•
Proven company founders
: Frazier Life Sciences has founded 29 companies since 2005, including what we believe are some of the most successful life sciences companies over the past 15 years (including Mavu, Calistoga, Incline, Cadence, Silvergate, Arcutis, and Phathom). Creating companies requires a unique blend of scientific and medical insight, as well as business acumen and people skills to negotiate deals and build teams. Having in-house
team members who are dedicated to company creation, and who have a distinguished track record of success, has enabled Frazier Life Sciences to scale company formation activities and now has a goal to create between three and five new companies per year.

•
Deep biopharmaceutical expertise
: Broadly, Frazier Life Sciences team members have been involved with over 50 new drug approvals, 32 of which emanated from the Frazier Life Sciences portfolio, since 2010. In addition, the Frazier Life Sciences venture partners and senior advisor group includes experts who have experience running organizations ranging from virtual biotechs to
1,000-person
divisions of large pharmaceutical companies. The expertise in this group spans the spectrum of drug development including medicinal chemistry, pharmacology and translational biology, drug metabolism and pharmacokinetics, toxicology and clinical development. These advisors work exclusively with Frazier Life Sciences on their venture related activities, and we believe they provide a level of diligence and operational expertise that is critical for both the Frazier Life Sciences investment process as well as post-investment value creation.

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

•
Proven strategy investing in private companies to drive towards strategic exit with a track record of success
: Frazier Life Sciences has pursued a thesis-driven, fundamental, long-only strategy of investing in the private markets. We perform deep due diligence on all technical and regulatory issues that drive our decision making which has resulted in many successful outcomes for
Frazier-backed
entities. For investments made by Frazier Life Sciences since 2005, 19 companies have successfully completed their IPOs and 31 companies have been acquired. Recent representative investments include: Arcutis Biotherapeutics (Nasdaq: ARQT), Amunix Pharmaceuticals (acquired by Sanofi), Mavu Pharma (acquired by AbbVie), Lengo Therapeutics (acquired by Blueprint), Phathom Pharmaceuticals (Nasdaq: PHAT), Imago Biosciences (Nasdaq: IMGO) and Vaxcyte (Nasdaq: PCVX).

•
Renewed emphasis on public market investments
: More recently, Frazier Life Sciences has applied the same fundamental long-only approach it has taken for years in its venture investment strategy to increase investment in public market opportunities, by way of participation in IPOs, follow-on
equity offerings, private investments in public equities (“PIPEs”), and other public market transactions. This initiative has further bolstered Frazier’s expertise in evaluating and supporting companies throughout their corporate life cycles as they develop. Frazier Life Sciences raised a new $830 million fund focused on public market transactions in 2021. The Frazier Life Sciences public market portfolio is currently valued in excess of $1.1 billion.

Our Management Team
Our management team is led by Jamie Topper, M.D., Ph.D, Managing General Partner at Frazier who serves as Chairman of the Board of Directors and Chief Executive Officer; David Topper, Partner, Capital Markets at Frazier who serves as Chief Financial Officer; and Gordon Empey, Frazier Life Sciences Partner and General Counsel, who serves as Vice President and General Counsel. Our management team and board members have extensive experience in clinical medicine, drug development, regulatory strategy, and operational and management leadership within academia as well as the healthcare and financial industries. Our independent directors have led or been a part of leadership teams in biotechnology companies that have together generated billions in value for investors and helped develop numerous FDA approved drugs for patients. We believe that their breadth of experience will bolster our ability to thoroughly evaluate prospective candidates and successfully execute our initial business combination.
Frazier Lifesciences Acquisition Corporation, or “FLAC,” was formed to leverage the extensive experience and track record of the management team with the goal of financing a company that can both develop transformative therapies for patients in need and deliver significant returns to its investors.
Target Identification and Acquisition Strategy
Frazier’s Life Sciences strategy has been refined over 30 years of active investing in the healthcare and life sciences sector. When Jamie Topper and Patrick Heron assumed leadership of Frazier Life Sciences in 2005, they instituted a strategy of targeting product-focused opportunities that they believed could achieve liquidity in under five years. FLAC intends to target a company with some or all of the following characteristics:

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
FLAC intends to target a company that has the same strategic pillars that have proven successful for the six Frazier funds since 2005. Core elements of this strategy include:

•
Product focus
: We are focused on investments in therapeutics in areas of unmet medical need where we have unique insights and expertise. Leveraging our experienced venture partners, senior advisors and industry network, we have built deep expertise across a range of therapeutic areas, including oncology, dermatology, orphan diseases and liver disease. This broad therapeutic area agnostic approach has generated 32 new drug approvals since 2010.

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

•
Targeting liquidity through M&A
: M&A in biopharmaceuticals over the past 10 years has resulted in median total deal values steadily increasing over time and multi-billion dollar deals are now routine for high profile development-stage companies. Companies backed by Frazier Life Sciences at the pre-IPO
or IPO stage have grown to represent some of the largest exits and publicly traded companies in the biotech industry. Of the 81 companies Frazier Life Sciences has invested in since 2005 at either the pre-IPO
or IPO stage, 15 have either been acquired for greater than $1 billion in upfront cash or have achieved public market capitalizations greater than $1 billion.

•
Maintaining capital efficiency
: The types of companies that we build and invest in are typically lean companies aiming to advance specific products as rapidly as possible. We have found that this capital efficient strategy enables larger potential returns upon positive data, either through M&A or realization of incremental value through stock price appreciation.

Industry Opportunity
The rapid and increasing pace of company formation and innovation in the Biopharma environment has yielded an attractive number of compelling investment opportunities. Driven by the strength of the private fundraising environment, we continue to see a profusion of high-quality private companies that form a large pool of prospective targets for FLAC. Despite the heightened level of Biotech IPO activity observed in recent years, according to IBISWorld, as of February 2020 there are estimated to be approximately 9,500 biotechnology companies globally, of which only a fraction are publicly traded.

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
Affiliates of Frazier and members of our board of directors directly or indirectly own founder shares and private placement units following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.
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
Financial Position
As of December 31, 2021, we had approximately $138 million held in the trust account, not taking into account payment of $4.83 million of deferred underwriting fees. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
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
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
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
If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares voted are voted in favor of the business combination. In such case, sponsor and each member of our founding team have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 3,924,501, or 22.1%, of the 13,800,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor and our directors and executive officers entered into agreements with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.
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
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provides that we have only 24 months from the closing of our Initial Public Offering to consummate an initial business combination. If we are unable to consummate an initial business combination within 24 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our Initial Public Offering.
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
Facilities
We currently maintain our executive offices at Two Union Square, 601 Union St., Suite 3200, Seattle, WA 98101. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.
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
We have made available on our website a PFIC annual information statement to enable U.S. Holders (as defined in the final prospectus related to our Initial Public Offering, filed with the SEC on December 10, 2020) to make a qualified electing fund (“QEF”) election with respect to our taxable year ended December 31, 2021, as further described therein. If you are a U.S. Holder of our shares you are urged to consult your tax advisor regarding the advisability of making a QEF election and/or other elections available under the PFIC rules with respect to our Class A ordinary shares owned by you, and the procedures necessary to validly make and maintain such elections. Our website can be found at www.frazierlifesciencesacquisition.com. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Annual Report on Form
10-K.
Legal Proceedings
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

Risks Related to Our Business and Financial Position
We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more partner businesses. We have no plans, arrangements or understandings with any prospective partner business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Of the net proceeds of the Initial Public Offering and the sale of the private placement units, only $1,000,000 is be available to us initially outside the trust account to fund our working capital requirements. We believe that, following the closing of the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our founding team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, our estimate may not be accurate, and our sponsor, members of our founding team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.
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
Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the coronavirus
(COVID-19)
pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.
Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the
COVID-19
pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Additionally, the
COVID-19
outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new variant strains of the underlying disease that may develop, new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
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
We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the
COVID-19
pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the
COVID-19
pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-

outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “Item 1A. Risk Factors —If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
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
We identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments related to the improper classification of our common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness we identified, see Item 9a—Controls and Procedures included in this Annual Report on Form
10-K.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
Our warrants are accounted for as a warrant liability which could have an adverse effect on the future market price of our Class A ordinary shares and warrants and could also make it more difficult to consummate an initial business combination.

Upon the consummation of our Initial Public Offering and the concurrent sale of private placement warrants on December 11, 2020, we issued an aggregate of 4,767,000 warrants, comprising the 4,600,000 warrants included in the units and the 167,000 private placement warrants, including the underwriters’ over-allotment option which was exercised in full. We are accounting for the warrants as a liability and are recording the warrants at fair value upon issuance. We are required to determine the fair value of the warrants at the end of each quarter and any changes in fair value are reflected on our statement of operations and balance sheet. Consequently, any increase in the fair value of the warrant liability will have an adverse effect on our net income and stockholders’ equity, which could in turn have an adverse effect on the market price of our Class A ordinary shares and warrants, or the market price of our Class A ordinary shares and warrants of any successor following our initial business combination. Because of this, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which could make it more difficult for us to consummate an initial business combination with a target business.
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
The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of the Initial Public Offering.
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
Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.
Political events in another country, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.
Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.
Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.
Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.
Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.
The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas or other restrictions on certain imports, such as the sanctions placed against Russia in connection with the military conflict between Russia and Ukraine. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.
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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined by the United States Internal Revenue Service (“IRS”)) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up.
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
We have made available on our website a PFIC annual information statement to enable U.S. Holders to make a QEF election with respect to our taxable year ended December 31, 2021. If you are a U.S. Holder who held our shares at any point during your taxable year that includes December 31, 2021, you should consult your tax advisor regarding the advisability of making a QEF election with respect to our Class A ordinary shares for such taxable year, and the procedures necessary to validly make and maintain such election. Our website can be found at www.frazierlifesciencesacquisition.com. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Annual Report on Form
10-K.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
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
PART III

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
(b) Holders

On December 31, 2021, there were 2 holders of record of our units, 1 holder of record of our Class A ordinary shares, 6 holders of our Class B ordinary shares and 1 holder of record of our warrants. The actual number of holders of our securities is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Performance Graph
Not applicable.
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Not Applicable.

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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.
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
Liquidity and Going Concern
As of December 31, 2021, we had approximately $1.2 million in cash and working capital of approximately $1.3 million.
Our liquidity needs up to December 31, 2021 had been satisfied through a contribution of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, the loan of approximately $83,000 pursuant to the note issued to our sponsor, and the proceeds from the consummation of the private placement not held in the trust account. We fully repaid the note to our sponsor on December 14, 2020. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan. On December 30, 2021, upon termination of the term sheet, the Company received a break-up
fee of $1 million.
Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of the Sponsor, or certain of the officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. However, in connection with the company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 11, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Our management intends to complete the Business Combination prior to the liquidation date.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Our entire activity since inception up to December 31, 2021, was in preparation for our formation, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the year ended December 31, 2021, we had net income of approximately $4.2 million, which consisted of approximately $4.5 million in change in fair value of derivative warrant liabilities, approximately $16,000 in interest income from investments held in trust account, $1.0 million in gain from break-up
fee, offset by approximately $1.2 million in general and administrative expenses, and $120,000 in administrative expenses-related party.
For the period from October 7, 2020 (inception) through December 31, 2020, we had net income of approximately $41,000 which consisted of approximately $620,000 from changes in fair value of derivative warrant liabilities and approximately $1,000 of income from our investments held in the trust account partially offset by financing costs of approximately $ 451,000, approximately $121,000 in general and administrative expenses and approximately $7,000 of related party administrative fees
Contractual Obligations
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. As part of the private placement, we issued 501,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable
and presented as permanent equity in our balance sheet. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheets.
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
Derivative Warrant liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Subtopic
815-15
“Derivatives and Hedging—Embedded Derivatives” (“ASC Subtopic
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

The calculation of diluted net income does not consider the effect of the warrants underlying the units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 4,767,000 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8	Financial Statements and Supplementary Data
This information appears following Item 16 of this Annual Report on Form
10-K
and is incorporated herein by reference.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures Disclosure
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
We do not expect that our disclosure controls and procedures will prevent all errors. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
As of December 31, 2021, as required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.

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

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART IV

Item 10	Directors, Executive Officers and Corporate Governance Directors and Executive Officers
As of March 1, 2022, our directors and officers are as follows:

NAME	AGE	POSITION
James N. Topper, M.D., Ph.D.	60	Chief Executive Officer and Chairman
David Topper	64	Chief Financial Officer and Director
Gordon Empey	52	Vice President and General Counsel
Robert F. Baltera	56	Director
Michael F. Bigham	64	Director
Carol G. Gallagher, Pharm.D.	57	Director
Krishna R. Polu, M.D	48	Director

James N. Topper, M.D., Ph.D.,
serves as our Chief Executive Officer and Chairman of our board of directors. Dr. Topper currently serves as a Managing Partner of Frazier Life Sciences. He joined Frazier in 2003 and opened Frazier’s Menlo Park office in the same year. Throughout his 15 years as a Managing Partner, Dr. Topper has invested across over 35 companies encompassing a broad spectrum of life science and biopharmaceutical companies. Dr. Topper has led and served as a board member for many of Frazier’s successful life sciences investments, including Acerta Pharma BV (sold to AstraZeneca), Amunix Pharmaceuticals (sold to Sanofi), Calistoga Pharmaceuticals
(co-founder,
sold to Gilead Sciences), Mavupharma (sold to AbbVie), Rempex (sold to The Medicines Company), Incline
(co-founder,
sold to The Medicines Company), Alnara (sold to Lilly), Portola
(co-founder,
NASDAQ: PTLA), Phathom Pharmaceuticals (NASDAQ: PHAT), CoTherix (sold to Actelion), and Threshold (NASDAQ: THLD). He currently represents Frazier on the boards of, Alpine Immune Sciences (NASDAQ: ALPN), AnaptysBio (NASDAQ: ANAB), Lassen Therapeutics, Seraxis Holdings, Inc., Frazier Life Sciences Acquisition Corporation (NASDAQ: FLAC), Enlaza Therapeutics, Inc., Serum Therapeutics, Inc. and Sudo Biosciences, Inc.. In 2011 and 2016, Dr. Topper was named to the Midas List of leading venture capitalists, and in 2013, Dr. Topper was recognized by Forbes as a top ten healthcare investor.
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
David Topper
serves as our Chief Financial Officer and on our board of directors. Mr. Topper has served as Partner, Capital Markets, at Frazier since May 1, 2021. Prior to that, Mr. Topper previously served as Senior Advisor for Capital Markets at Frazier from March 2020 until May 2021. Mr. Topper currently serves as a member of the board of directors of Amherst Pierpont Securities, member of board of directors at TermGrid, a board observer at CircleUp, and previously served as a member of the board of directors of Engility Corp., TASC, Affinion Group and MeteoGroup. From 2012 to 2019, Mr. Topper was an Operating Partner at General Atlantic, providing capital markets expertise to portfolio companies. Prior to General Atlantic, Mr. Topper was
Co-Head
of Equity Capital Markets at J.P. Morgan, where he led many of the firm’s major advisory and capital-raising transactions and worked with the U.S. Treasury and other regulatory agencies on crisis-related issues. He also served as Chairman of the Commitments Committee at J.P. Morgan. Prior to J.P. Morgan, Mr. Topper spent 22 years at Morgan Stanley, where he served as
Co-Head
of U.S. Equity Capital Markets, Managing Director, and Chairman of the Equity Commitment Committee. Earlier in his career, he held several other senior management positions in Morgan Stanley’s Debt Capital Markets, Leveraged Finance, and Mergers & Acquisitions departments. David received his B.A. from Duke University and his M.B.A. from Stanford Graduate School of Business.
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
Hawkeye Therapeutics, Inc., a search company focused on
in-licensing
and developing high-quality assets from pharmaceutical companies. Since April 2020, Mr. Baltera has served as the
Co-Founder/Executive
Chairman of a private biotechnology company, Trestle Biotherapeutics. Mr. Baltera also served as the Executive Chairman of Mavupharma, Inc. from March 2017 until July 2019. From February 2015 until December 2015, Mr. Baltera served as Chief Executive Officer and a member of the board of directors of Laguna Pharmaceuticals, Inc., a biotechnology company. Mr. Baltera was the Chief Executive Officer of Amira Pharmaceuticals, Inc., a pharmaceutical development company, a position he held from July 2007 through September 2011, when Amira was sold to Bristol-Myers Squibb. Prior to Amira, Mr. Baltera held a number of senior management positions at Amgen (NASDAQ: AMGN) over 17 years, most recently serving as Vice President of Corporate and Contract Manufacturing. Mr. Baltera served on the board of directors of Organovo Holdings, Inc. (NASDAQ: ONVO) from October 2009 to August 2019, and served as Lead Independent Director from June 2014 through August 2016. Mr. Baltera previously served on the board of directors of Xencor, Inc. (NASDAQ: XNCR), a biotechnology development company. He currently serves on the board of directors of Imago BioSciences, Inc. (NASDAQ: IMGO), Panmira Pharmaceuticals, LLC and the San Diego Venture Group. He is also a Business Advisory Panel member of PBS Biotech Inc.. Mr. Baltera received his M.B.A. from the Anderson School at the University of California, Los Angeles, and an M.S. in genetics and a B.S. in microbiology from The Pennsylvania State University. Mr. Baltera attended the Director Education and Certification program at the University of California, Los Angeles.
Michael F. Bigham
serves on our board of directors. Mr. Bigham has served as the Executive Chairman of the board of directors of Paratek Pharmaceuticals, Inc. (NASDAQ: PRTK) since June 2019. Prior to that, he was Chief Executive Officer and Chairman of the board of directors of Paratek from October 2014 to June 2019. Mr. Bigham has more than 30 years of senior leadership experience in the biopharmaceutical industry. From January 2003 to November 2015, he was a General Partner at Abingworth LLP, a leading international investment group dedicated to life sciences and healthcare. From November 2015 to December 2018, he served as part-time Executive Partner at the firm. He currently serves on the boards of Ancora Biotech and Nutcracker Therapeutics, both private companies. He has previously served on the board of directors of Inmediata, where he was also Chairman, and Avila Therapeutics, where he was also the founding Chairman and Chief Executive Officer. He has also previously served on the board of directors of Magellan Biosciences, Portola Pharmaceuticals, Supernus Pharmaceuticals (NASDAQ: SUPN), Avedro, Valeritas, Adamas Pharmaceuticals (NASDAQ: ADMS), and TeneoBio. He was formerly Vice Chairman of Corixa Corporation, a public biotechnology company, and was President and Chief Executive of Coulter Pharmaceuticals, a public oncology company, until it merged into Corixa. Previously, he was an early employee at Gilead Sciences (NASDAQ: GILD), where he served in various capacities, including Executive Vice President of Operations and Chief Financial Officer. Before joining Gilead Sciences, he was a Partner at Hambrecht & Quist, where he became
Co-Head
of Healthcare Investment Banking. Mr. Bigham received his B.S. from the University of Virginia and qualified as a C.P.A. before completing his M.B.A. at Stanford University.
Carol G. Gallagher, Pharm.D.
, serves on our board of directors. Dr. Gallagher has served as a Venture Partner at New Enterprise Associates since 2014. Dr. Gallagher has over ten years of experience as a director in public and private companies and over 30 years of experience in biopharmaceutical companies. She is currently a Venture Partner at New Enterprise Associates. Dr. Gallagher is currently a director of Atara Biotherapeutics (NASDAQ: ATRA), where she has served since January 2013, and Certara Inc., where she serves since June 2021. She also serves as a director at, PIONYR Immunotherapeutics, Qpex BioPharma, Recludix, TRex Bio, Turning Point Therapeutics (NASDAQ: TPTX) and Chromacode. She previously served as a director at Annexon, Aragon Pharmaceuticals, Metacrine (NASDAQ: MTCR), Millendo Therapeutics, Seragon Pharmaceuticals, AnaptysBio (NASDAQ: ANAB) and eFFECTOR Therapeutics. From 2008 to 2011, Dr. Gallagher was the President and Chief Executive Officer of Calistoga Pharmaceuticals, which developed the first-in-class
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
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
James N. Topper	Frazier Life Sciences and its affiliated funds	Investment Firm	Managing General Partner
	Frazier Life Sciences Management, L.P., and its affiliated funds	Management Company	Managing General Partner
	Frazier Lifesciences Sponsor LLC	Investment Firm	Manager
	Alcresta Therapeutics, Inc. (a Frazier portfolio company)	Biotechnology Company	Board Observer
	Alpine Immune Sciences, Inc. (a Frazier portfolio company)	Biotechnology Company	Director
	AnaptysBio, Inc. (a Frazier portfolio company)	Biotechnology Company	Director
	Lassen Therapeutics (a Frazier portfolio company)	Biotechnology Company	Director
	Dascena, Inc. (a Frazier portfolio company)	Biotechnology and Precision Medicine Company	Board Observer
	Seraxis Holding, Inc.	Biotechnology Company	Director
	Sudo Biosciences, Inc.	Biotechnology Company	Director
	Enlaza Therapeutics, Inc.	Pharmaceutical Research and Development Company	Director
	Serum Therapeutics, Inc.	Biotechnology Company	Director
	Sonoma Biotherapeutics Inc.	Biotechnology Company	Board Observer
David Topper	Frazier Life Sciences and its affiliated funds	Investment Firm	Partner, Capital Markets
	Amherst Pierpont Securities LLC	Registered Broker-Dealer	Director
	CircleUp	Financial Technology Company	Board Observer
	TermGrid Limited	Debt Financing Company	Director
Gordon Empey	Frazier Life Sciences and its affiliated funds	Investment Firm	Partner and General Counsel

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
	Frazier Life Sciences Management, L.P., and its affiliated funds	Management Company	Partner and General Counsel
Robert F. Baltera	Frazier Life Sciences and its affiliated funds	Investment Firm	Entrepreneur in Residence
	Cirius Therapeutics, Inc. (a Frazier portfolio company)	Biotechnology Company	President and Chief Executive Officer
	Imago BioSciences, Inc.	Biotechnology Company	Director
	Trestle Biotherapeutics Inc.	Biotechnology Company	Co-Founder/Executive Chairman
	Panmira Pharmaceuticals & FLAP LLC	Biotechnology Company	Director
	PBS Biotech Inc.	Biotechnology Company	Business Advisory Panel Member
Michael F. Bigham	Paratek Pharmaceuticals, Inc	Biotechnology Company	Executive Chairman
	Adamas Pharmaceuticals, Inc.	Biotechnology Company	Director
Carol G. Gallagher	New Enterprise Associates	Venture Capital Firm	Venture Partner
	Atara Biotherapeutics, Inc.	Biotechnology Company	Director
	Certara Inc.	Biotechnology Company	Director
	PIONYR Immunotherapeutics Inc.	Biotechnology Company	Director
	Qpex BioPharma, Inc.	Biotechnology Company	Director
	Recludix Pharma, Inc.	Biotechnology Company	Director
	TRex Bio, Inc.	Biotechnology Company	Director
	Turning Point Therapeutics, Inc.	Biotechnology Company	Director
Krishna R. Polu	Equillium, Inc.	Biotechnology Company	Executive Vice President R&D and Chief Medical Officer
	Goldilocks Therapeutics, Inc.	Biotechnology Company	Director
	Lassen Therapeutics (a Frazier portfolio company)	Biotechnology Company	Co-Founder and Advisor
	Medikine, Inc.	Biotechnology Company	Advisor
	Mineralys Therapeutics, Inc.	Biotechnology Company	Advisor
	Trestle Biotherapeutics, Inc.	Biotechnology Company	Advisor
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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 14,301,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 3,450,000 Class B ordinary shares outstanding as of December 31, 2021. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one
basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Annual Report on Form
10-K.

	Class A ordinary shares		Class B ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Frazier Lifesciences Sponsor LLC (our sponsor) (2)	—	—	3,300,000	97.5%	18.6%
Frazier Life Sciences X, L.P. (3)(4)	1,000,000	7.0%	—	—	5.6%
Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC and affiliates (5)	557,447	3.8%	—	—	3.1%
Alyeska Investment Group, L.P. and affiliates (6)	753,492	5.3%	—	—	4.2%
Gordon Empey (4)	—	—	—	—	—
James N. Topper (4)	—	—	—	—	—
David Topper (4)	—	—	30,000	*	*
Robert F. Baltera	—	—	30,000	*	*
Michael F. Bigham	—	—	30,000	*	*
Carol G. Gallagher	—	—	30,000	*	*
Krishna R. Polu	—	—	30,000	*	*
All officers and directors as a group (7 individuals)	—	—	150,000	2.5%	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities and individuals is Two Union Square, 601 Union St., Suite 3200, Seattle, WA 98101.
(2)
Consists of 3,300,000 Class B ordinary shares held by our sponsor. Our sponsor is governed by a board of managers, consisting of James N. Topper, David Topper and Gordon Empey. Mr. James Topper is also the general partner of FHMLS X, L.L.C., which is the general partner of FHMLS X, L.P., which is the general partner of Frazier Life Sciences X, L.P., the sole member of our sponsor. Each of Mr. James Topper, Mr. David Topper, and Mr. Empey disclaims beneficial ownership of the shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

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
(5)
Based solely on the Schedule 13G/A jointly filed with the SEC on February 14, 2022 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), CALC IV LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Entities”) with respect to the Class A ordinary shares of the above-named issuer owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Consists of (i) 550,000 Class A ordinary shares held by each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC; (ii) 3,480 Class A ordinary shares held by Citadel Securities LLC, (iii) 3,480 Class A ordinary shares held by each of CALC IV LP and Citadel Securities GP LLC, and (iv) 553,480 Class A ordinary shares beneficially owned by Kenneth Griffin. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member
manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of these entities and the individual is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(6)
Based solely on the Schedule 13G jointly filed with the SEC on February 14, 2022 by Alyeska Investment Group, L.P. (“Alyeska Investment”), Alyeska Fund GP, LLC (“Alyeska Fund”), and Anand Parekh (collectively, the “Alyeska Entities”). The Alyeska Entities collectively hold and share voting and dispositive power over 753,492 Class A ordinary shares. The address of principal business office of each of these entities and the individual is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

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
On October 7, 2020, our sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note. The note was non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. Our sponsor paid an aggregate of approximately $83,000 to cover for our expenses under the note. On December 14, 2020, the Company fully repaid the note. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. The private placement units are identical to the public units sold in the Initial Public Offering, subject to certain limited exceptions as described in this Annual Report on Form
10-K.
The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
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
Our independent public accounting firm is WithumSmith+Brown, PC, 506 Carnegie Center, Suite 400, Princeton, NJ 08540, PCAOB Auditor ID # 100. The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered
.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit for the period from October 7, 2020 (inception) through December 31, 2020 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from October 7, 2020 (inception) through December 31, 2020 including the services rendered in connection with our initial public offering, totaled $76,220. The aggregate fees by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, totaled $97,850.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from October 7, 2020 (inception) through December 31, 2020 financial statements and are not reported under “Audit Fees.” For the period from October 7, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render such services. The aggregate fees by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, totaled $0.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from October 7, 2020 (inception) through December 31, 2020, we WithumSmith+Brown, PC did not render such services. The aggregate fees by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, totaled $3,863.
All Other Fees
. All other fees consist of fees billed for all other services. For the period from October 7, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render any of these other services. The aggregate fees by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021, totaled $0.
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
PART V

Item 15	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements (As Restated)
(2) Exhibits
We hereby file as part of this Annual Report on Form
10-K
the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company (1)

4.2	Description of Securities (2)

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company (1)

10.2	Registration and Shareholder Rights Agreement, by and among the Company, the Sponsor and the Holders signatory thereto (1)

10.3	Private Placement Warrants Purchase Agreement, between the Company and the Sponsor (1)

10.4	Administrative Services Agreement, between the Company and the Sponsor (1)

10.5	Letter Agreement, by and among the Company, the Sponsor and each director and officer of the Company (1)

14.1	Code of Ethics (1)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Form S-1, filed with the Commission on November 11, 2020.
(2)	Incorporated by reference to the Registrant’s Form 10-K, filed with the Commission on March 26, 2021.

Item 16	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    March 25, 2022

Frazier Lifesciences Acquisition Corporation

/s/ James N. Topper
Name:	James N. Topper
Title:	Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ James N. Topper	Chief Executive Officer and Chairman	March 25, 2022
James N. Topper	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ David Topper	Chief Financial Officer and Director	March 25, 2022
David Topper	(Principal Financial and Accounting Officer)

/s/ Robert F. Baltera	Director	March 25, 2022
Robert F. Baltera

/s/ Michael F. Bigham	Director	March 25, 2022
Michael F. Bigham

/s/ Carol G. Gallagher	Director	March 25, 2022
Carol G. Gallagher, Pharm.D.

/s/ Krishna R. Polu	Director	March 25, 2022
Krishna R. Polu, M.D.

FRAZIER LIFESCIENCES ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Frazier Lifesciences Acquisition Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Frazier Lifesciences Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 11, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 25, 2022

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$1,226,716	$1,365,094
Prepaid expenses	261,333	503,683

Total current assets	1,488,049	1,868,777
Investments held in Trust Account	138,017,009	138,000,851

Total Assets	$139,505,058	$139,869,628

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$167,324	$162,478
Accrued expenses	54,750	74,043

Total current liabilities	222,074	236,521
Deferred underwriting commissions	4,830,000	4,830,000
Derivative warrant liabilities	2,812,530	7,341,180

Total liabilities	7,864,604	12,407,701
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 13,800,000 shares issued and outstanding a t redemption value of $10.00 per share at December 31, 2021 and 2020	138,000,000	138,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 501,000 shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at December 31, 2021 and 2020	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at December 31, 2021 and 2020	345	345
Additional paid-in capital	—	—
Accumulated deficit	(6,359,941)	(10,538,468)

Total shareholders’ deficit	(6,359,546)	(10,538,073)

Total Liabilities Class A Ordinary Shares to Possible Redemption and Shareholders’ Deficit	$139,505,058	$139,869,628

The accompanying notes are an integral part of these financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2021	For The Period From October 7, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$1,246,281	$120,884
Administrative expenses—related party	120,000	6,774

Loss from operations	(1,366,281)	(127,658)
Other income (expenses):
Interest income from investments held in Trust Account	16,158	851
Change in fair value of derivative warrant liabilities	4,528,650	619,710
Break-up fee from terminated agreement	1,000,000	—
Financing costs—derivative warrant liabilities	—	(451,450)

Net income	$4,178,527	$41,453

Weighted average number of Class A ordinary shares-basic and diluted	14,301,000	3,492,105

Basic and diluted net income per share, Class A	$0.24	$0.01

Weighted average number of Class B ordinary shares-basic	3,450,000	3,109,884

Weighted average number of Class B ordinary shares-diluted	3,450,000	3,450,000

Basic net income per share, Class B	$0.24	$0.01

Diluted net income per share, Class B	$0.24	$0.01

The accompanying notes are an integral part of these financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	501,000	$50	3,450,000	$345	$—	$(10,538,468)	$(10,538,073)
Net income	—	—	—	—	—	4,178,527	4,178,527

Balance—December 31, 2021	501,000	$50	3,450,000	$345	$—	$(6,359,941)	$(6,359,546)

FOR THE PERIOD FROM OCTOBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—October 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Sale of Private Placement Un i ts, less fair value of derivative warrant liabilities	501,000	50	—	—	4,731,060	—	4,731,110
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(4,755,715)	(10,579,921)	(15,335,636)
Net income	—	—	—	—	—	41,453	41,453

Balance—December 31, 2020	501,000	$50	3,450,000	$345	$—	$(10,538,468)	$(10,538,073)

The accompanying notes are an integral part of these financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2021	For The Period From October 7, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:

Net income	$4,178,527	$41,453
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by Sponsor under promissory note	—	18,200
Interest income from investments held in Trust Account	(16,158)	(851)
Change in fair value of derivative warrant liabilities	(4,528,650)	(619,710)
Financing costs—derivative warrant liabilities	—	451,450
Changes in operating assets and liabilities:
Prepaid expenses	242,350	(503,683)
Accounts payable	4,846	59,098
Accrued expenses	(19,293)	29,043

Net cash used in operating activities	(138,378)	(500,000)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(138,000,000)

Net cash used in investing activities	—	(138,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(82,906)
Proceeds received from initial public offering, gross	—	138,000,000
Proceeds received from private placement	—	5,010,000
Offering costs paid	—	(3,062,000)

Net cash provided by financing activities	—	139,865,094

Net change in cash	(138,378)	1,365,094
Cash—beginning of the period	1,365,094	—

Cash—end of the period	$1,226,716	$1,365,094

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$103,380
Offering costs included in accrued expenses	$—	$45,000
Payment of offering costs through note payable	$—	$64,706
Deferred underwriting commissions	$—	$4,830,000
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation
Organization and General
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
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $1.2 million in its operating bank account, and working capital of approximately $1.3 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $83,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, in connection with the company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 11, 2022. The financial statements do not include any adjustment that might be necessary if the company is unable to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date.
Note 2—Summary of Significant Accounting Policies
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as other expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Subtopic
815-15
“Derivatives and Hedging—Embedded Derivatives” (“ASC Subtopic
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 13,800,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheets.
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
Income Taxes
ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 4,767,000 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Year Ended December 31, 2021		For The Period From October 7, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:

Allocation of net income—basic	$3,366,408	$812,119	$21,926	$19,527
Allocation of net income—diluted	$3,366,408	$812,119	$20,852	$20,601
Denominator:
Basic weighted average ordinary shares outstanding	14,301,000	3,450,000	3,492,105	3,109,884
Diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	3,492,105	3,450,000

Basic net income per ordinary share	$0.24	$0.24	$0.01	$0.01

Diluted net income per ordinary share	$0.24	$0.24	$0.01	$0.01

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
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3—Initial Public Offering
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

Note 4—Private Placement
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
Note 5—Related Party Transactions
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon

F-1
4

consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit. The private placement units would be identical to the public units sold, subject to certain limited exceptions. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. During the year ended December 31, 2021 and 2020, the Company incurred approximately $120,000 and $7,000 for expenses in connection with the Administrative Services Agreement. As of December 31, 2021 and 2020, there was approximately
$-0-
and $7,000, respectively, in accrued expenses in connection with such agreement on the accompanying balance sheets.
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
Note 6—Commitments and Contingencies
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 7—Class A Ordinary Shares Subject To Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 14,301,000 Class A ordinary shares issued and outstanding, of which 13,800,000 shares were subject to possible redemption have been classified as temporary equity.
Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Fair value of Public Warrants at issuance	(7,682,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,653,636)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	15,335,636

Class A ordinary shares subject to possible redemption	$138,000,000

Note 8—Derivative Warrant Liabilities
As of December 31, 2021 and 2020, the Company has 4,600,000 and 167,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
Note 9—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 14,301,000 Class A ordinary shares issued and outstanding, of which 13,800,000 shares were subject to possible redemption have been classified as temporary equity (see Note 7).
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
Of the 3,450,000 Class B ordinary shares outstanding, up to 450,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering). The underwriters fully exercised the over-allotment option on December 11, 2020; thus, these 450,000 Class B ordinary shares were no longer subject to forfeiture. At December 31, 2021 and 2020, there were 3,450,000 Class B ordinary shares issued and outstanding period. Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds
of the issued and outstanding Class B ordinary shares.

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
Note 10—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$138,017,009	$—	$—
Liabilities:
Derivative warrant liabilities	$2,714,000	$98,530	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$138,000,851	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$7,341,180
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

Other than the transfer of the Public Warrants (Level 3 to Level 1) and Private Placement Warrants (Level 3 to Level 2), there were no transfers to/from Level 1, 2, and 3 in the year ended December 31, 2021.
The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$7,341,180
Transfer of Public Warrants to level 1	(7,084,000)
Transfer of Private Warrant to level 2	(257,180)
Change in fair value of derivative warrant liabilities	—

Derivative warrant liabilities at December 31, 2021	$—

Note 11 –
Break-up
Fee
On September 13, 2021, the Company entered into a term sheet in connection with an initial business combination. This term sheet was terminated on December 30, 2021 and in accordance with the term sheet, the Company received a break-up
fee of $1 million.
Note 12—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.