Form 10-Q
period 2022-06-30
Frazier Lifesciences Acquisition Corp
filed 2022-08-11
CIK 1828326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 11, 2022
,
14,301,000
Units, each Unit consisting of one Class A ordinary share and one-third
of one Public Warrant,
14,301,000
Class A ordinary shares, par value $0.0001 per share, and
3,450,000
Class B ordinary shares, par value $0.0001 per share, 4,600,000 Public Warrants, and 167,000 Private Warrants, were issued and outstanding.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
Quarterly Report on Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Interim Financial Statements
FRAZIER LIFESCIENCES ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$615,440	$1,226,716
Prepaid expenses	149,722	261,333

Total current assets	765,162	1,488,049
Investments held in Trust Account	138,132,977	138,017,009

Total Assets	$138,898,139	$139,505,058

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$50,698	$167,324
Accrued expenses	1,783,891	54,750

Total current liabilities	1,834,589	222,074
Deferred underwriting commissions	4,830,000	4,830,000
Derivative warrant liabilities	381,360	2,812,530

Total liabilities	7,045,949	7,864,604
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 13,800,000 shares issued and outstanding at redemption value of approximately $10.00 per share at June 30, 2022 and December 31, 2021	138,032,977	138,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 501,000 shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(6,181,182)	(6,359,941)

Total shareholders’ deficit	(6,180,787)	(6,359,546)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$138,898,139	$139,505,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$1,960,784	$275,239	$2,275,402	$482,480
Administrative expenses—related party	30,000	30,000	60,000	60,000

Loss from operations	(1,990,784)	(305,239)	(2,335,402)	(542,480)
Other income (expenses):
Interest income from investments held in Trust Account	102,847	7,019	115,968	11,466
Change in fair value of derivative warrant liabilities	715,050	(1,001,070)	2,431,170	2,049,810

Net income (loss)	$(1,172,887)	$(1,299,290)	$211,736	$1,518,796

Weighted average number of Class A ordinary shares—basic and diluted	14,301,000	14,301,000	14,301,000	14,301,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.07)	$(0.07)	$0.01	$0.09

Weighted average number of Class B ordinary shares—basic and diluted	3,450,000	3,450,000	3,450,000	3,450,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.07)	$(0.07)	$0.01	$0.09

The accompanying notes are an integral part of th
e
se unaudited condensed financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	501,000	$50	3,450,000	$345	$—	$(6,359,941)	$(6,359,546)
Net income	—	—	—	—	—	1,384,623	1,384,623

Balance—March 31, 2022 (Unaudited)	501,000	50	3,450,000	345	—	(4,975,318)	(4,974,923)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(32,977)	(32,977)
Net loss	—	—	—	—	—	(1,172,887)	(1,172,887)

Balance—June 30, 2022 (Unaudited)	501,000	$50	3,450,000	$345	$—	$(6,181,182)	$(6,180,787)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	501,000	$50	3,450,000	$345	$—	$(10,538,468)	$(10,538,073)
Net income	—	—	—	—	—	2,818,086	2,818,086

Balance—March 31, 2021 (Unaudited)	501,000	50	3,450,000	345	—	(7,720,382)	(7,719,987)
Net loss	—	—	—	—	—	(1,299,290)	(1,299,290)

Balance—June 30, 2021 (Unaudited)	501,000	$50	3,450,000	$345	$—	$(9,019,672)	$(9,019,277)

The accompanying notes are an integral part of th
e
se unaudited condensed financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$211,736	$1,518,796
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(115,968)	(11,466)
Change in fair value of derivative warrant liabilities	(2,431,170)	(2,049,810)
Changes in operating assets and liabilities:
Prepaid expenses	111,611	85,863
Accounts payable	(116,626)	(97,798)
Accrued expenses	1,774,141	(22,268)
Due to related party	—	1,087

Net cash used in operating activities	(566,276)	(575,596)

Cash Flows from Financing Activities:
Offering costs paid	(45,000)	—

Net cash used in financing activities	(45,000)	—

Net change in cash	(611,276)	(575,596)
Cash—beginning of the period	1,226,716	1,365,094

Cash—end of the period	$615,440	$789,498

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
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and after the Initial Public Offering, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $615,000 in its operating bank account, and working capital deficit of approximately $1.1 million.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $83,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on December 14, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 13,800,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s balance sheets.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Income Taxes
ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 4,767,000 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(944,930)	$(227,957)	$(1,046,766)	$(252,524)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	14,301,000	3,450,000

Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)	$(0.07)	$(0.07)

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$170,584	$41,152	$1,223,610	$295,186

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	14,301,000	3,450,000

Basic and diluted net income per ordinary share	$0.01	$0.01	$0.09	$0.09

Recent Issued Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit. The private placement units would be identical to the public units sold, subject to certain limited exceptions. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. During the three months ended June 30, 2022 and 2021, the Company incurred approximately $30,000 for expenses in connection with the Administrative Services Agreement. During the six months ended June 30, 2022 and 2021, the Company incurred approximately $60,000 for expenses in connection with the Administrative Services Agreement. As of June 30, 2022 and December 31, 2021, we had no amounts payable for such services.
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
The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $2.8 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $4.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 7—Class A Ordinary Shares Subject To Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 14,301,000 Class A ordinary shares issued and outstanding, of which 13,800,000 shares were subject to possible redemption have been classified as temporary equity.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Fair value of Public Warrants at issuance	(7,682,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(7,653,636)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	15,335,636

Accretion on Class A ordinary shares subject to possible redemption, December 31, 2021	138,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	32,977

Class A ordinary shares subject to possible redemption, June 30, 2022	$138,032,977

Note 8—Derivative Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company has 4,600,000 and 167,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9—Shareholders’ Deficit
Preference Shares
- The Company is authorized to issue
1,000,000
preference shares with a par value of $
0.0001
per share. At June 30, 2022 and December 31, 2021, there were no
preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue
479,000,000
Class A ordinary shares with a par value of $
0.0001
per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were
14,301,000
Class A ordinary shares issued and outstanding, of which
13,800,000
shares were subject to possible redemption have been classified as temporary equity (see Note 7).
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
Of the 3,450,000 Class B ordinary shares outstanding, up to 450,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering). The underwriters fully exercised the over-allotment option on December 11, 2020; thus, these 450,000 Class B ordinary shares were no longer subject to forfeiture. At June 30, 2022 and December 31, 2021, there were
3,450,000
Class B ordinary shares issued and outstanding period. Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds
of the issued and outstanding Class B ordinary shares.
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
Note 10—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$138,132,977	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$381,360	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$138,017,009	$—	$—
Liabilities:
Derivative warrant liabilities	$2,714,000	$98,530	$—
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
The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. There were no other transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.
For the three and six months ended June 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $
715,000
and $
2.4
 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

FRAZIER LIFESCIENCES ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On July 25, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, NewAmsterdam Pharma Company B.V., a private company with limited liability (
besloten vennootschap met beperkte aansprakelijkheid
) incorporated under the laws of the Netherlands (“Holdco”), NewAmsterdam Pharma Holding B.V., a private company with limited liability (
besloten vennootschap met beperkte aansprakelijkheid
) incorporated under the laws of the Netherlands (“NewAmsterdam Pharma”) and NewAmsterdam Pharma Investment Corporation, a Cayman Islands exempted company (“Merger Sub”).
Concurrently with the execution of the Business Combination Agreement, the Company and Holdco entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, such PIPE Investors agreed to subscribe for and purchase, and Holdco agreed to issue and sell to such PIPE Investors, 23,460,000 ordinary shares of Holdco, nominal value
EUR 0.12, at $10.00
per share (the “PIPE Shares”), for an aggregate of $234,600,000 in gross proceeds (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination and related transactions.

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $615,000 in cash and working capital deficit of approximately $1.1 million.
Our liquidity needs up to June 30, 2022 had been satisfied through a contribution of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, the loan of approximately $83,000 pursuant to the note issued to our sponsor, and the proceeds from the consummation of the private placement not held in the trust account. We fully repaid the note to our sponsor on December 14, 2020. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan. On December 30, 2021, upon termination of the term sheet, the Company received a break-up
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
For the three months ended June 30, 2022, we had net loss of approximately $1.2 million, which consisted of approximately $2.0 million in general and administrative expenses, and $30,000 in administrative expenses-related party, partially offset by approximately $715,000 in change in fair value of derivative warrant liabilities, and approximately $103,000 in interest income from investments held in trust account.
For the three months ended June 30, 2021, we had a net loss of approximately $1.3 million, which consisted of approximately $275,000 in general and administrative expenses, $30,000 in administrative expenses-related party, approximately $1.0 million in change in fair value of derivative warrant liabilities, offset by approximately $7,000 in interest income from investments held in Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $212,000, which consisted of approximately $2.4 million in change in fair value of derivative warrant liabilities, and approximately $116,000 in interest income from investments held in trust account, offset by approximately $2.3 million in general and administrative expenses, and $60,000 in administrative expenses-related party.
For the six months ended June 30, 2021, we had a net income of approximately $1.5 million, which consisted of approximately $11,000 in interest income from investments held in Trust Account, and approximately $2.0 million in change in fair value of derivative warrant liabilities, offset by approximately $482,000 in general and administrative expenses, and $60,000 in administrative expenses-related party.
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

Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. As part of the private placement, we issued 501,000 Class A ordinary shares to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable
and presented as permanent equity in our balance sheet. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.
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
Net Income (Loss) per Ordinary Shares
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
The calculation of diluted net income does not consider the effect of the warrants underlying the units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 4,767,000 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Issued Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 25, 2022 and the risks set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For risk factors relating to our business following the Business Combination (referred to in Part I, Note 11 of this Quarterly Report), please refer risk factors disclosed in the section “Risk Factors” in the Registration Statement on Form
F-4,
filed with the SEC on August [4], 2022.
General Risk Factors
The current economic downturn may lead to increased difficulty in completing our initial business combination.
Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.
These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.
Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtain financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.
With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 11, 2022	FRAZIER LIFESCIENCES ACQUISITION CORPORATION

	By:	/s/ James N. Topper
	Name:	James N. Topper
	Title:	Chief Executive Officer (Principal Executive Officer)

August 11, 2022	By:	/s/ David Topper
	Name:	David Topper
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)